Form 10-Q
period 2000-03-31
IASIS HEALTHCARE CORP
filed 2000-06-01
CIK 1073615

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________.

                        COMMISSION FILE NUMBER: 333-94521

                          IASIS HEALTHCARE CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

              DELAWARE                                         76-0450619
   (State or Other Jurisdiction of                         (I.R.S. Employer
    Incorporation or Organization)                       (Identification No.)

                         113 SEABOARD LANE, SUITE A-200
                            FRANKLIN, TENNESSEE 37067
                    (Address of Principal Executive Offices)

                                 (615) 844-2747
              (Registrant's Telephone Number, Including Area Code)

                                 NOT APPLICABLE
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)



         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

         As of May 23, 2000, 1,371,490 shares of the Registrant's Common Stock were outstanding.

                                TABLE OF CONTENTS


     PART I.  FINANCIAL INFORMATION....................................................................................1

              ITEM 1.  FINANCIAL STATEMENTS:
                       Condensed Consolidated and Combined Balance Sheets(Unaudited)
                       March 31, 2000 and September 30, 1999...........................................................1

                       Condensed Consolidated and Combined Statements of Operations(Unaudited)
                       Three Months Ended March 31, 2000 and 1999 and Six Months Ended March 31, 2000 and 1999 ........2

                       Condensed Consolidated and Combined Statements of Cash Flows (Unaudited)
                       Six Months Ended March 31, 2000 and 1999 .......................................................3

                       Notes to Unaudited Condensed Consolidated and Combined Financial Statements.....................4

              ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........12

              ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................19

     PART II. OTHER INFORMATION.......................................................................................20

              ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................................................20

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          IASIS HEALTHCARE CORPORATION
         CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS (UNAUDITED)
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)


                                                                                               PREDECESSOR
                                                                                               SEPTEMBER 30,
                                                                                 MARCH 31,         1999
                                                                                   2000          (NOTE 1)
                                                                                   ----          --------
                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents ............................................     $   24,867      $       --
     Accounts receivable, net of allowance for doubtful accounts of
        $33,812 at March 31, 2000 and $10,850 at
        September 30, 1999 ................................................        124,128          19,674
     Supplies .............................................................         18,720           4,501
     Prepaid expenses and other current assets ............................         41,970           4,283
                                                                                ----------      ----------

           TOTAL CURRENT ASSETS ...........................................        209,685          28,458

Property and equipment, net of accumulated depreciation ...................        431,788         136,927
Goodwill and other intangible assets, net of accumulated
     amortization .........................................................        227,747          46,988
Deferred debt financing costs, net of accumulated
     amortization .........................................................         24,031              --
Other assets ..............................................................          5,545             886
                                                                                ----------      ----------

           TOTAL ASSETS ...................................................     $  898,796      $  213,259
                                                                                ==========      ==========

                   LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable .....................................................     $   47,919      $   15,739
     Accrued salaries and benefits ........................................         22,189           5,229
     Medical claims payable ...............................................         18,121           1,030
     Other accrued liabilities and expenses ...............................         31,955           2,072
     Current maturities of long-term debt and capital lease
          obligations .....................................................          7,757             701
                                                                                ----------      ----------

           TOTAL CURRENT LIABILITIES ......................................        127,941          24,771

Due to Paracelsus .........................................................             --         270,814
Long-term debt and capital lease obligations ..............................        551,705             798
Other long-term liabilities ...............................................          2,458              --
Minority interest .........................................................          2,027           1,461
Series A Preferred Stock -- $.01 par value, authorized 500,000 shares; 160,000 shares issued and outstanding at March 31, 2000
     (liquidation preference value of $171,733 at March 31, 2000) .........        170,369              --
Series B Preferred Stock-- $.01 par value, authorized 50,000 shares;
     5,311 shares issued and outstanding at March 31, 2000
     (liquidation preference value of $5,700 at March 31, 2000) ...........          5,655              --

SHAREHOLDERS' EQUITY (DEFICIT):
     Common stock -- $.01 par value, authorized 5,000,000 shares;
        1,371,490 shares issued and outstanding at March 31, 2000 .........             14              --
     Additional paid-in capital ...........................................        273,799              --
     Treasury stock (at cost) .............................................       (155,025)             --
     Accumulated deficit ..................................................        (80,147)        (84,585)
                                                                                ----------      ----------

        TOTAL SHAREHOLDERS' EQUITY (DEFICIT) ..............................         38,641         (84,585)
                                                                                ----------      ----------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                    $  898,796      $  213,259
                                                                                ==========      ==========

                             See accompanying notes

                          IASIS HEALTHCARE CORPORATION
    CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)




                                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                    MARCH 31,                       MARCH 31,
                                                               2000            1999            2000            1999
                                                               ----            ----            ----            ----

NET REVENUE ...........................................     $  223,742      $   47,826      $  403,032      $   93,216

COSTS AND EXPENSES:
     Salaries and benefits ............................         76,449          16,222         138,666          32,684
     Supplies .........................................         35,124           6,272          61,496          12,655
     Other operating expenses .........................         60,872          13,089         111,727          23,559
     Provision for bad debts ..........................         15,917           3,409          29,367           7,063
     Interest, net ....................................         15,070           2,432          29,445           6,094
     Depreciation and amortization ....................         11,111           3,152          21,495           6,316
     Allocated management fees ........................             --           1,722              --           3,369
     Recapitalization costs ...........................             36              --           3,478              --
                                                            ----------      ----------      ----------      ----------

        TOTAL COSTS AND EXPENSES ......................        214,579          46,298         395,674          91,740
                                                            ----------      ----------      ----------      ----------

Earnings from operations before minority interests
     and income taxes .................................          9,163           1,528           7,358           1,476
Minority interests ....................................            134             (33)             42             (19)
                                                            ----------      ----------      ----------      ----------
Earnings from operations before income taxes ..........          9,029           1,561           7,316           1,495
Provision for income taxes ............................          2,853              --           2,853              --
                                                            ----------      ----------      ----------      ----------
        NET EARNINGS ..................................          6,176           1,561           4,463           1,495

Preferred stock dividends and accretion ...............          6,628              --          12,148              --
                                                            ----------      ----------      ----------      ----------

NET EARNINGS (LOSS) ATTRIBUTABLE TO COMMON
   SHAREHOLDERS .......................................     $     (452)     $    1,561      $   (7,685)     $    1,495
                                                            ==========      ==========      ==========      ==========


                             See accompanying notes

                          IASIS HEALTHCARE CORPORATION
    CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)




                                                                           SIX MONTHS ENDED
                                                                               MARCH 31,
                                                                         2000            1999
                                                                         ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings ...............................................     $    4,463      $    1,495
     Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities:
        Depreciation and amortization ...........................         21,495           6,316
        Minority interests ......................................             42             (19)
        Changes in operating assets and liabilities,
           net of the effect of acquisitions:
           Accounts receivable ..................................        (95,734)          6,013
           Supplies, prepaid expenses and other
              current assets ....................................        (31,349)         (1,069)
           Accounts payable and other accrued liabilities .......         53,002              57
                                                                      ----------      ----------

        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES......        (48,081)         12,793

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment ........................        (26,438)         (7,829)
     Payments for acquisitions, net .............................       (433,401)             --
     (Increase) decrease in other assets ........................         (1,579)           (120)
                                                                      ----------      ----------

        NET CASH USED IN INVESTING ACTIVITIES....................       (461,418)         (7,949)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of preferred stock ..................        160,000              --
     Repurchase of common stock .................................       (155,025)             --
     Proceeds from senior bank debt borrowings ..................        330,000              --
     Proceeds from issuance of senior subordinated notes ........        230,000              --
     Payment of debt and capital leases .........................         (2,057)           (693)
     Common and preferred stock issuance costs incurred .........         (2,625)             --
     Debt financing costs incurred ..............................        (25,927)             --
     Net decrease in due to Paracelsus ..........................             --          (7,868)
                                                                      ----------      ----------

        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES......        534,366          (8,561)
                                                                      ----------      ----------

Increase (decrease) in cash and cash equivalents ................         24,867          (3,717)
Cash and cash equivalents at beginning of the period ............             --           4,004
                                                                      ----------      ----------
Cash and cash equivalents at end of the period ..................     $   24,867      $      287
                                                                      ==========      ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
     Effects of acquisitions, net:
        Assets acquired, net of cash ............................     $  488,804      $       --
        Liabilities assumed .....................................        (45,943)             --
        Issuance of preferred and common stock, net .............         (9,460)             --
                                                                      ----------      ----------
           PAYMENT FOR ACQUISITIONS, NET                              $  433,401      $       --
                                                                      ==========      ==========

                             See accompanying notes

                          IASIS HEALTHCARE CORPORATION

             NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED
                              FINANCIAL STATEMENTS



1.       BASIS OF PRESENTATION


         The unaudited condensed consolidated and combined financial statements include the accounts of IASIS Healthcare Corporation ("IASIS" or "the Company") (formerly known as Paracelsus Utah Facilities, the Company's predecessor entity) and its wholly owned subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

         In the opinion of management, the accompanying unaudited condensed consolidated and combined financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. The combined balance sheet of the Company at September 30, 1999 has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The unaudited condensed consolidated and combined financial statements and footnote disclosures should be read in conjunction with the Company's registration statement on Form S-4 declared effective by the Securities and Exchange Commission on April 17, 2000.

         The unaudited condensed consolidated and combined financial statements included herein as of September 30, 1999 and for the three- and six-month periods ended March 31, 1999 have been prepared on the push-down basis of the historical cost of Paracelsus Healthcare Corporation ("Paracelsus") and, accordingly, may not be indicative of the financial position, results of operations and cash flows of the Company which might have occurred had it been an independent stand-alone entity during the periods presented.

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying unaudited condensed consolidated and combined financial statements and notes. Actual results could differ from those estimates.

         IASIS is a for-profit hospital management company with operations in select markets in the United States. IASIS' facilities are currently located in four regions: (1) Salt Lake City, Utah; (2) Phoenix, Arizona; (3) Tampa-St. Petersburg, Florida; and (4) three markets within the State of Texas. IASIS either owns or operates 15 general, acute care hospitals with a total of 2,262 operating beds and four ambulatory surgery centers. The Company is developing community-focused hospital networks in high-growth markets. The Company also operates a Medicaid managed health plan called Health Choice in Phoenix, Arizona.


RECLASSIFICATIONS

         Certain prior period amounts have been reclassified in order to conform to current period presentation. Such reclassifications had no material effect on the financial position and results of operations as previously reported.

2.       RECAPITALIZATION AND ACQUISITION TRANSACTIONS

RECAPITALIZATION

         Effective October 8, 1999, Paracelsus and unrelated third parties recapitalized the Paracelsus Utah Facilities, valued at $287.0 million, net of a working capital adjustment. The recapitalization transaction resulted in Paracelsus retaining a minority interest at an implied value of $8.0 million in a preexisting Paracelsus subsidiary

                          IASIS HEALTHCARE CORPORATION

             NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED
                              FINANCIAL STATEMENTS



(HoldCo) to which the ownership interests in the Paracelsus Utah Facilities had been transferred. Subsequent to the recapitalization, HoldCo changed its name to IASIS Healthcare Corporation and changed its fiscal year end to September 30.

         As part of the recapitalization, the unrelated third parties purchased $125.0 million of IASIS' common stock from Paracelsus, and IASIS purchased $155.0 million of its own stock from Paracelsus which is being held as treasury stock as of March 31, 2000. IASIS' $155.0 million purchase of its own stock was financed with a $160.0 million credit facility which was subsequently repaid concurrent with the Company's issuance of preferred stock, offering of senior subordinated notes and borrowing under a credit facility. Legal, accounting and other related charges of $3.5 million associated with the recapitalization have been expensed as incurred.


THE TENET HOSPITALS ACQUISITION

         Effective October 15, 1999, IASIS acquired ten acute care hospitals and other related facilities and assets ("Tenet hospitals") from Tenet Healthcare Corporation ("Tenet") for $428.3 million in cash, net of a preliminary working capital adjustment of $18.9 million. The total cost of the assets acquired may later change due to a pending, final working capital adjustment. The final working capital adjustment will be based upon the difference between the estimated working capital of $18.9 million as of August 31, 1999 and the actual working capital determined as of the closing date, October 15, 1999. IASIS is in the process of finalizing the working capital adjustment with Tenet and expects to recognize the impact of the adjustment, if any, during the quarter ended June 30, 2000. The effect of the final working capital adjustment will result in an adjustment to goodwill recognized in the Tenet hospitals acquisition.


MANAGEMENT COMPANY ACQUISITION

         Concurrent with the acquisition of the Tenet hospitals, a management company, IASIS Healthcare Corporation, a Tennessee corporation, that was originally formed by members of our current management to acquire and operate hospitals and related businesses, was merged with and into an acquisition subsidiary of IASIS, with IASIS' subsidiary as the surviving entity. In the merger, shareholders of the management company received shares of our common stock and preferred stock with a total value of $9.5 million.


OTHER INFORMATION

         The following table summarizes the allocation of the aggregate purchase price of the acquisitions (in thousands):



                                                                    TENET        MANAGEMENT
                                                                  HOSPITALS       COMPANY           TOTAL
                                                                  ---------       -------           -----

Purchase price, including direct costs of acquisition ......     $  435,790      $    9,460      $  445,250
Assets acquired ............................................        306,298             963         307,261
Liabilities assumed ........................................        (45,793)           (151)        (45,944)
                                                                 ----------      ----------      ----------
Net assets acquired ........................................        260,505             812         261,317
                                                                 ----------      ----------      ----------
Goodwill ...................................................     $  175,285      $    8,648      $  183,933
                                                                 ==========      ==========      ==========

                          IASIS HEALTHCARE CORPORATION

             NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED
                              FINANCIAL STATEMENTS



         Purchase price adjustments had not been finalized as of March 31, 2000 and are subject to working capital settlements and receipt of independent appraisals of the assets acquired. Direct costs of acquisitions of $4.5 million were capitalized as an element of the purchase price and primarily consist of legal services and professional and accounting services.

         The acquisition of the Tenet hospitals and the management company were accounted for using the purchase method of accounting. The operating results of the acquired business operations have been included in the accompanying Unaudited Condensed Consolidated and Combined Statements of Operations from the October 15, 1999 date of acquisition.

         In connection with the recapitalization and the acquisitions, IASIS did not assume any liability or obligation due to payors, including private insurers and government payors such as the Medicare and Medicaid programs. IASIS also did not assume any cost report reimbursements, settlements, repayments, or fines, if any, to the extent they relate to periods prior to the respective closing dates of such transactions. The agreements with Tenet and Paracelsus include customary indemnification and hold harmless provisions for any damages incurred by the Company related to these types of excluded liabilities.

         The recapitalization transaction was effected pursuant to the terms of a recapitalization agreement. Under the terms of the recapitalization agreement, the purchase price paid by JLL Healthcare, LLC, one of IASIS' current principals, in connection with the recapitalization was subject to a post-closing working capital adjustment, which represents an adjustment of the purchase price paid based upon the difference between the estimate of working capital as of the closing date and the working capital actually purchased as of the closing date of October 8, 1999. IASIS agreed to a negotiated settlement of the working capital adjustment for a cash payment of $1.0 million which IASIS received on March 21, 2000, resulting in a reduction in opening equity of $1.2 million relating to the recapitalization transaction.


PRO FORMA RESULTS

         The following represents the unaudited pro forma results of consolidated operations as if the acquisitions of the Tenet hospitals and the management company had occurred as of October 1, 1998, after giving effect to certain adjustments, including the depreciation and amortization of the assets acquired and changes in net interest expense resulting from changes in consolidated debt (in thousands):




                                 THREE MONTHS   THREE MONTHS     SIX MONTHS      SIX MONTHS
                                    ENDED          ENDED           ENDED           ENDED
                                   MARCH 31,      MARCH 31,       MARCH 31,       MARCH 31,
                                     2000           1999            2000            1999
                                     ----           ----            ----            ----

         Net revenue ........     $  223,742     $  199,660      $  425,886      $  383,160
         Net earnings (loss)      $    6,176     $     (754)     $     (333)     $   (3,237)

         The pro forma information given above does not purport to be indicative of what actually would have occurred if the acquisitions had occurred as of the date assumed and is not intended to be a projection of the impact on future results or trends.

                          IASIS HEALTHCARE CORPORATION

             NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED
                              FINANCIAL STATEMENTS



3.       LONG TERM OBLIGATIONS

         Long-term obligations consist of the following (in thousands):


                                                                MARCH 31,    SEPTEMBER 30,
                                                                  2000           1999
                                                               ----------    -------------

                  Bank facilities ........................     $  328,333     $       --
                  Senior subordinated notes ..............        230,000             --
                  Capital lease obligations ..............          1,129          1,499
                                                               ----------     ----------
                                                                  559,462          1,499

                  Less current maturities ................          7,757            701
                                                               ----------     ----------

                                                               $  551,705     $      798
                                                               ==========     ==========


BANK FACILITIES

         Under a credit facility dated October 15, 1999, a syndicate of lenders made a total of $455.0 million available to the Company in the form of an $80.0 million Tranche A term loan, a $250.0 million Tranche B term loan and a $125.0 million revolving credit facility (collectively, the "Bank Facilities").

         As of March 31, 2000, amounts outstanding under the Tranche A and Tranche B term loans were $79.2 million and $249.2 million, respectively. The proceeds from the Tranche A and Tranche B term loans together with proceeds from the offering of the senior subordinated notes and the issuance of preferred stock were used for the following purposes:

     - repay in its entirety a $200.0 million credit facility of which approximately $160.0 million was outstanding in connection with the recapitalization transaction;

     - finance a portion of the acquisition of hospitals and related facilities from Tenet;

     -   fund an opening cash balance required for working capital; and

     - pay related fees and expenses associated with the recapitalization and acquisition transactions.

         The $125.0 million revolving credit facility is available for working capital and other general corporate purposes, and any outstanding amounts thereunder will be due and payable on October 15, 2005. No amounts were drawn under the revolving credit facility as of March 31, 2000. The revolving credit facility includes a $75 million sub-limit for letters of credit that may be issued by the Company. As of March 31, 2000, the Company had issued $24.2 million in letters of credit.

         The Tranche A term loan matures on October 15, 2005. The Tranche B term loan matures on October 15, 2007. Repayments under the term loans are due in quarterly installments. There will be no substantial amortization of the Tranche B term loan until the sixth year. In addition, the loans under the Bank Facilities are subject to mandatory prepayment under specific circumstances, including from a portion of excess cash flow and the net proceeds of specified casualty events, asset sales and debt issuances, each subject to various exceptions. The loans under the Bank Facilities bear interest at variable rates at fixed margins above either Morgan Guaranty Trust Company of New York's alternate base rate or its reserve-adjusted LIBOR. The weighted average interest rate on the

                          IASIS HEALTHCARE CORPORATION

             NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED
                              FINANCIAL STATEMENTS



Bank Facilities was approximately 10.35% at March 31, 2000, including a commitment fee equal to 0.5% of the average daily amount available under the revolving credit facility.

         The Bank Facilities require that the Company comply with various financial ratios and tests and contain covenants limiting the Company's ability to, among other things, incur debt, engage in acquisitions or mergers, sell assets, make investments or capital expenditures, make distributions or stock repurchases and pay dividends. The Bank Facilities are guaranteed by the Company's subsidiaries. These guarantees are secured by a pledge of substantially all of the subsidiaries' assets.


SENIOR SUBORDINATED NOTES

         On October 13, 1999, the Company issued $230.0 million in Senior Subordinated Notes maturing on October 15, 2009 and bearing interest at 13% per annum (the "Notes"). Interest is payable semi-annually. The Notes are unsecured obligations and are subordinated in right of payment to all existing and future senior indebtedness of the Company.

         If a change of control occurs, as defined in the indenture, each holder of the Notes will have the right to require the Company to repurchase all or any part of that holder's Notes pursuant to the terms of the indenture. Except as described above with respect to a change of control, the Company is not required to make mandatory redemption or sinking fund payments with respect to the Notes.

         The Notes are guaranteed jointly and severally by all of the Company's subsidiaries ("Subsidiary Guarantors"). The Company is a holding company with no operations apart from its ownership of the Subsidiary Guarantors. At March 31, 2000, all of the Subsidiary Guarantors were wholly owned and fully and unconditionally guaranteed the Notes.

         The indenture for the Notes contains certain covenants, including but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, dividends and the ability to merge or consolidate. See also Note 9 of Notes to Unaudited Condensed Consolidated and Combined Financial Statements.


MATURITIES OF LONG-TERM OBLIGATIONS

         Maturities of long-term obligations at March 31, 2000 are as follows (in thousands):


                           2000 ....................     $    7,757
                           2001 ....................         12,955
                           2002 ....................         21,250
                           2003 ....................         31,250
                           2004 ....................         20,000
                           Thereafter ..............        466,250
                                                         ----------

                                                         $  559,462
                                                         ==========


4.       PREFERRED STOCK

         Concurrent with the acquisition of the Tenet hospitals, the Company issued 160,000 shares of Series A preferred stock for proceeds, net of issuance costs, of $158.6 million. In connection with the merger with the management company, the Company issued 5,311 shares of Series B preferred stock valued at an aggregate of $5.3

                          IASIS HEALTHCARE CORPORATION

             NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED
                              FINANCIAL STATEMENTS



million. Issuance costs of $1.4 million and $46,000 were recorded against the aggregate preference value of the Series A and Series B preferred stock, respectively, and will be accreted over 11 years and 21 years, respectively. Accretion for the three and six month periods ended March 31, 2000 was $15,000 and $25,000, respectively. The Series A preferred stock and the Series B preferred stock (collectively referred to as preferred stock) are identical in all respects, except as follows. The Series A preferred stock is mandatorily redeemable on October 15, 2010 and the Series B preferred stock is mandatorily redeemable on October 15, 2020, in each case, for $1,000 per share plus all accrued and unpaid dividends to the redemption date or as soon thereafter as will not be prohibited by then-existing debt agreements. The preferred stock has a liquidation preference over the common stock equal to the redemption price of $1,000 per share plus all accrued and unpaid dividends. Dividends on the preferred stock are payable when, as and if declared by the board of directors and will accrue at the rate of 16.0% per annum from their date of issuance. No dividends or distributions may be made on the common stock unless and until all accrued and unpaid dividends are first paid to the holders of the preferred stock.

         Without the consent of the holders of a majority of the outstanding preferred stock, the Company may not enter into any merger, consolidation or other business combination, unless and until the preferred stock is repurchased for an amount equal to $1,000 per share plus all accrued and unpaid dividends thereon. Except as required by law or as described above, the holders of the preferred stock are not entitled to vote on any matter submitted to a vote of the stockholders. The redemption of, and payment of cash dividends on, the preferred stock is restricted by the terms of the Bank Facilities and the Senior Subordinated Notes indenture.

5.       SHAREHOLDERS' EQUITY

         At March 31, 2000, the Company had no stock options outstanding. All previously outstanding stock options of the management company were cancelled in connection with the acquisition of the management company. See also Note 9 of Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

6.       SEGMENT DISCLOSURES

         The Company's acute care hospitals and related health care businesses are similar in their business activities and the economic environments in which they operate (i.e., urban markets). Accordingly, the Company's reportable operating segments consist of (1) acute care hospitals and related healthcare businesses, collectively, and (2) its Medicaid managed health plan, Health Choice. Prior to the acquisition of the Tenet hospitals, including Health Choice, management had determined that the Company did not have separately reportable segments as defined under Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."


                                                               ACUTE CARE SERVICES                        HEALTH CHOICE
                                                               -------------------                        -------------
                                                                  (IN THOUSANDS)                          (IN THOUSANDS)
                                                                  --------------                          --------------
                                                      THREE MONTHS ENDED  SIX MONTHS ENDED  THREE MONTHS ENDED SIX MONTHS ENDED
                                                            MARCH 31,          MARCH 31,          MARCH 31,         MARCH 31,
                                                              2000               2000               2000              2000
                                                              ----               ----               ----              ----

Net patient service revenue .....................          $  202,922         $  363,977         $       --        $       --
Capitation premiums .............................                  --                 --             23,081            42,055
Revenue between segments ........................              (2,261)            (3,000)                --                --
                                                           ----------         ----------         ----------        ----------
Net revenue .....................................             200,661            360,977             23,081            42,055
Operating expenses (1) ..........................             192,191            351,743             22,352            40,453
Earnings before minority interests
     and income taxes (1) .......................               8,470              9,234                729             1,602
Interest expense, net ...........................              15,070             29,445                 --                --
Depreciation and amortization ...................              11,064             21,410                 47                85
Segment assets ..................................             896,087            896,087              2,709             2,709


(1) Amounts exclude recapitalization costs

                          IASIS HEALTHCARE CORPORATION

             NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED
                              FINANCIAL STATEMENTS



7.       RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes comprehensive accounting and reporting standards for derivative instruments and hedging activities that require a company to record the derivative instruments at fair value in the balance sheet. Furthermore, the derivative instrument must meet specific criteria or the change in its fair value is to be recognized in earnings in the period of change. To achieve hedge accounting treatment the derivative instrument needs to be part of a well-documented hedging strategy that describes the exposure to be hedged, the objective of the hedge and a measurable definition of its effectiveness in hedging the exposure. In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, which requires the adoption of SFAS 133 in fiscal years beginning after June 15, 2000. Adoption of FASB No. 133 is not expected to have a material effect on the Company's financial statements.

8.       CONTINGENCIES

         As is typical in the healthcare industry, the Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment. To cover these types of claims, the Company maintains general liability and professional liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although some claims may exceed the scope of coverage in effect. It is the Company's current policy to expense the full self-insured retention exposure for general liability and professional liability claims. The Company is currently not a party to any such proceedings that, in the Company's opinion, would have a material adverse effect on the Company's business, financial condition or results of operations.

         The Company is subject to claims and legal actions in the ordinary course of business relative to workers compensation and other labor and employment matters. To cover these types of claims, the Company maintains workers compensation insurance coverage, with a self-insured retention. The Company accrues costs of workers compensation claims based upon estimates derived from its claims experience.


         The Company's Medicaid managed health plan, Health Choice, enters into capitated contracts whereby the plan agrees to provide healthcare services for specific, fixed periodic and supplemental payments from the Medicaid program in Arizona. These services are provided regardless of the actual costs incurred to provide the services. The Company receives reinsurance payments from the Medicaid program in Arizona to cover certain costs of healthcare services that exceed certain thresholds. The Company believes the capitated payments, together with reinsurance payments, are sufficient to pay for the services Health Choice is obligated to deliver.

                          IASIS HEALTHCARE CORPORATION

             NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED
                              FINANCIAL STATEMENTS



9.       SUBSEQUENT EVENTS

         On April 18, 2000, the Company commenced an offer to exchange all of its outstanding 13% Senior Subordinated Notes due 2009 for 13% Senior Subordinated Exchange Notes due 2009 that have been registered under the Securities Act of 1933, as amended. Terms and conditions of the exchange offer are as set forth in the registration statement on Form S-4 filed with the Securities and Exchange Commission that became effective on April 17, 2000. On May 25, 2000, the exchange offer was closed and all of the original 13% Senior Subordinated Notes due 2009 were exchanged for 13% Senior Subordinated Exchange Notes due 2009.

         On May 1, 2000, the Company's Board of Directors approved the 2000 Stock Option Plan to afford an incentive to selected directors, officers, employees and consultants of the Company through the grant of stock options. The maximum number of shares of common stock reserved for the grant of stock options under the 2000 Stock Option Plan is 686,566, subject to adjustment as provided for in the Plan. The exercise price per share of common stock purchasable upon exercise of an option will be determined by a committee of our Board of Directors. In the case of an incentive stock option, the exercise price will be not less than the fair market value of a share of common stock on the date of its grant. On May 1, 2000, our Board of Directors granted stock options covering all the shares of common stock under the 2000 Stock Option Plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements, the notes to the financial statements, and the other financial information appearing elsewhere herein and in our registration statement on Form S-4 filed with the Securities and Exchange Commission that became effective on April 17, 2000.

FORWARD-LOOKING STATEMENTS

         Some of the statements we make in this report on Form 10-Q are forward-looking in nature. Forward-looking statements involve known and unknown risks and uncertainties which cause actual results in future periods to differ materially from those anticipated in the forward-looking statements. Those risks and uncertainties include, among others, risks and uncertainties associated with general economic and business conditions, the effect of existing and future governmental regulations, including the Balanced Budget Act of 1997 and the Balanced Budget Refinement Act, changes in Medicare and Medicaid reimbursement levels, the highly competitive nature of the healthcare industry, the possible enactment of Federal or state healthcare reform, the impact of possible future governmental investigations, our ability to attract and retain qualified management and personnel, including physicians, our ability to enter into managed care provider arrangements on acceptable terms, our ability to successfully open Rocky Mountain Medical Center and build census levels there, our ability to successfully manage the risks of our Medicaid managed care plan, Health Choice, our ability to successfully convert our management information systems, our ability to service our significant indebtedness, and our ability to implement successfully the Company's acquisition and development strategy and to obtain financing therefor. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report.


GENERAL

         We are a for-profit hospital management company with operations in select markets in the United States. Our hospitals' revenues continue to be affected by an increasing proportion of revenue being derived from fixed payment, higher discount sources including Medicare, Medicaid, managed care organizations, insurance companies and employer-based health plans. Fixed payment amounts are often based upon a diagnosis, regardless of the cost incurred or the level of services provided. Our revenues, cash flows and earnings have been significantly reduced by this shift in reimbursement. The Balanced Budget Act has reduced the amount of reimbursement that we receive from Medicare and Medicaid. Although we expect our volume from governmental sources to increase, the level of reimbursement from these programs was reduced in 1998 and further reductions will be phased in over the next two years. The Company believes that decreases in Medicare reimbursement rates mandated by the Balanced Budget Act will reduce our net revenue by approximately $4.3 million in fiscal 2000, $3.5 million in fiscal 2001, and $2.0 million in each of fiscal years 2002, 2003, and 2004. The percentage of net revenue related to Medicare and Medicaid was approximately 36% for the three and six months ended March 31, 2000.

         Our revenues are also affected by the trend toward the conversion of more services being performed on an outpatient basis due to advances in medical technology and pharmaceuticals and cost containment pressures from Medicare, Medicaid, managed care organizations and other payors. Approximately 36% of our gross revenue during the three and six months ended March 31, 2000 was generated from outpatient procedures.

         We receive hospital revenues primarily from Medicare, Medicaid and commercial insurance. Medicare is a federal program for elderly patients and patients with disabilities. The payment rates under the Medicare program for inpatients are based on a prospective payment system that is tied to the diagnosis of the patient. Medicaid is a jointly-funded federal and state program administered by individual states for indigent patients. Payments from Medicare and Medicaid account for a significant portion of our operating revenues. Managed care organizations, such as health maintenance organizations and preferred provider organizations, also account for a significant portion of our revenues.

         Net revenue is comprised of net patient service revenue and other revenue. Net patient service revenue is reported net of contractual adjustments and policy discounts. The adjustments principally result from differences between the hospitals' customary charges and payment rates under the Medicare and Medicaid programs and the various managed care organizations. Customary charges have generally increased at a faster rate than the rate of increase for Medicare and Medicaid payments. Other revenue includes revenue from Health Choice, medical office building rental income and other miscellaneous revenue. Operating expenses primarily consist of hospital related costs of operation and include salaries and benefits, professional fees, supplies, provision for doubtful accounts and other expenses such as utilities, insurance, property taxes, travel, freight, postage, telephone, advertising, repairs and maintenance.

RECAPITALIZATION AND ACQUISITION TRANSACTIONS

         Our company was formed during 1999 in a series of transactions that were arranged by members of our current management team and Joseph Littlejohn & Levy, Inc., the New York based private equity firm that controls JLL Healthcare, LLC, our single largest stockholder. The first of these transactions was effective October 8, 1999, when Paracelsus Healthcare Corporation ("Paracelsus") and unrelated third parties recapitalized the Paracelsus Utah Facilities (five acute care hospitals in the Salt Lake City, Utah market with 635 licensed beds), valued at $287.0 million, net of a working capital adjustment. The recapitalization transaction resulted in Paracelsus retaining a minority interest at an implied value of approximately $8.0 million in a preexisting Paracelsus subsidiary (HoldCo) to which the ownership interests in the Paracelsus Utah Facilities had been transferred. Subsequent to the recapitalization, HoldCo changed its name to IASIS Healthcare Corporation and changed its fiscal year end to September 30.

         The second of these transactions was effective October 15, 1999, when we acquired ten acute care hospitals and other related facilities and assets ("Tenet hospitals") from Tenet Healthcare Corporation ("Tenet") for $428.3 million in cash, net of a preliminary working capital adjustment of $18.9 million. This value may change due to a final working capital adjustment. We are in the process finalizing the working capital adjustment with Tenet and expect to recognize the impact of the adjustment, if any, during the quarter ended June 30, 2000. The effect of the final working capital adjustment will result in an adjustment to goodwill recognized in the Tenet hospitals acquisition.

         Concurrent with the acquisition of the Tenet hospitals, a management company, originally formed by members of our current management to acquire and operate hospitals and related businesses, was merged with and into our wholly owned acquisition subsidiary. In the merger, shareholders of the management company received shares of our common stock and preferred stock with a total value of $9.5 million.

         The acquisition of the Tenet hospitals and the management company were accounted for using the purchase method of accounting. The operating results of these acquired companies have been included in the accompanying Unaudited Condensed Consolidated and Combined Statements of Operations from the October 15, 1999 date of acquisition.


RESULTS OF OPERATIONS

         The following table presents, for the periods indicated, information expressed as a percentage of net revenue. Such information has been derived from the Unaudited Condensed Consolidated and Combined Statements of Operations included elsewhere in our report. The results of operations for the periods presented include the Tenet hospitals and the management company from their acquisition dates, as discussed above.


                                                THREE MONTHS ENDED MARCH 31,       SIX MONTHS ENDED MARCH 31,
                                                ----------------------------       --------------------------
                                                   2000             1999             2000             1999
                                                  ------           ------           ------           ------

Net revenue ............................           100.0%           100.0%           100.0%           100.0%
Operating expenses (1) .................            84.2%            85.1%            84.7%            85.1%
                                                  ------           ------           ------           ------

EBITDA (2) .............................            15.8%            14.9%            15.3%            14.9%
Depreciation and amortization ..........             5.0%             6.6%             5.3%             6.8%
Interest, net ..........................             6.7%             5.1%             7.3%             6.5%
Minority interests .....................             0.1%            -0.1%             0.0%             0.0%
Recapitalization costs .................             0.0%             0.0%             0.9%             0.0%
                                                  ------           ------           ------           ------

Earnings from operations before
   income taxes ........................             4.0%             3.3%             1.8%             1.6%
Provision for income taxes .............             1.3%             0.0%             0.7%             0.0%
                                                  ------           ------           ------           ------

Net earnings ...........................             2.7%             3.3%             1.1%             1.6%
                                                  ======           ======           ======           ======

(1) Operating expenses include salaries and benefits, supplies, other operating expenses, provision for bad debts and allocated management fees.

(2) EBITDA represents earnings from operations before interest expense, minority interests, income taxes, recapitalization costs, and depreciation and amortization. While you should not consider EBITDA in isolation or as a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with generally accepted accounting principles, management understands that EBITDA is a commonly used tool for measuring a company's ability to service debt, especially in evaluating healthcare companies. EBITDA, as presented, may not be comparable to similarly titled measures of other companies.


SELECTED OPERATING STATISTICS

         The following table sets forth certain operating statistics for our hospitals and surgery centers for each of the periods presented.


                                                                  (UNAUDITED)              (UNAUDITED)
                                                                 THREE MONTHS              SIX MONTHS
                                                                ENDED MARCH 31,          ENDED MARCH 31,
                                                               2000        1999         2000        1999
                                                               ----        ----         ----        ----

     Number of hospitals at end of period .............           15           5           15           5
     Licensed beds at end of period ...................        2,684         635        2,684         635
     Operating beds at end of period (1) ..............        2,144         501        2,144         501
     Admissions .......................................       20,194       4,599       36,331       8,895
     Patient days .....................................       92,714      16,956      163,823      32,071
     Occupancy rates (average beds in service) ........         47.5%       37.6%        44.6%       35.2%

     (1) Excludes 118 beds at Rocky Mountain Medical Center placed in service on April 10, 2000.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         Net revenue for the three months ended March 31, 2000 was $223.7 million, an increase of $175.9 million, or 368.0% from $47.8 million for the same period in 1999. The increase in net revenue is largely due to the acquisition of the Tenet hospitals effective October 15, 1999. The Tenet hospitals acquisition contributed approximately $167.0 million in net revenue for the three months ended March 31, 2000, or 94.9% of the total increase in net revenue for the three months ended March 31, 2000 compared to the same period in 1999. Facilities in operation for the entire 2000 and 1999 periods, which we refer to as same facilities, consisted of the Paracelsus hospitals and related operations. Same facilities provided $56.7 million in net revenue in 2000 versus $47.8 million in 1999, or $8.9 million of the remaining increase in net revenue for the three months ended March 31, 2000 compared to 1999.

         As noted above, same facilities net revenue increased by $8.9 million, an 18.6% increase over the 1999 period. The increase in net revenue of same facilities was primarily attributable to an increase in volume. Same hospital facility admissions increased 5.7% from 4,599 in the three months ended March 31, 1999 to 4,862 for the same period in 2000; same hospital facility patient days increased 3.9% from 16,956 in 1999 to 17,618 in 2000; and same hospital facility outpatient procedures increased 14.3% from 81,053 in 1999 to 92,639 in 2000. The increase in volume for same hospital facilities was largely attributable to our increased focus on improving physician relations and communications, new services and deployment of capital. In addition, the population in the Salt Lake City area continues to grow and our hospitals are benefiting from favorable demographics.

         During the three months ended March 31, 2000, all of our hospitals and surgery centers generated total admissions, patient days and outpatient procedures of 20,194, 92,714 and 234,139, respectively, of which 15,332 admissions, 75,096 patient days and 141,500 outpatient procedures resulted from the Tenet hospitals acquisition.

         Operating expenses, including salaries and benefits, supplies, other operating expenses, provision for bad debts, and allocated management fees increased by $147.6 million from $40.7 million for the three months ended March 31, 1999 to $188.3 million for the same period in 2000 largely due to the Tenet hospitals acquisition. The Tenet hospitals acquisition contributed $136.0 million in operating expenses for the three months ended March 31, 2000 or 92.1% of the total increase in operating expenses for the three months ended March 31, 2000 compared to the same period in 1999.

         Operating expenses for same facilities increased $7.1 million during this period, due primarily to the increased patient volume, higher supply costs and increased salaries and benefits expense due to higher utilization of temporary staffing and increased benefit costs. We have experienced a tight labor market in Utah, resulting in an increase in salaries and benefits expense per paid full time equivalent employee over the prior year period. Our benefit expense is higher than in the prior year period due to the variance in intercompany allocation methodologies applied by us compared to the methodologies used by the former owner. The increase in supply costs is primarily due to certain new services in the Utah market and increasing volume in existing services that utilize high cost medical devices.

         Of the remaining $4.5 million increase in operating expenses, $2.6 million related to corporate and miscellaneous other operating expenses that have increased as a result of the growth of our company and $1.9 million related to the opening of Rocky Mountain Medical Center ("Rocky Mountain") in Salt Lake City, Utah on April 10, 2000. Rocky Mountain is a full service acute care hospital with 120 licensed and 118 operational beds. Rocky Mountain recorded no revenue during the second quarter. We expect to continue to have operating losses at Rocky Mountain until the average daily census is in the range of 25 to 35, depending on payor mix. While we have physicians leasing space and moving into the adjacent medical office building owned by Rocky Mountain and have in excess of 190 physicians with staffing privileges, it is uncertain when we will obtain this average daily census at Rocky Mountain.

         Operating expenses as a percentage of net revenue were 85.1% for the three months ended March 31, 1999 and 84.2% for the same period in 2000. EBITDA was $35.4 million or 15.8% of net revenue for the three months ended March 31, 2000, compared to $7.1 million or 14.9% of net revenue for the comparable period in 1999.

         Interest expense increased $12.7 million from $2.4 million for the three months ended March 31, 1999 to $15.1 million for the same period in 2000, largely due to an increase in borrowings associated with the Tenet hospitals acquisition and the recapitalization of the Paracelsus hospitals. At March 31, 2000, our weighted average cost of borrowings was 10.35%, inclusive of a commitment fee on the amount available and undrawn under the revolving credit facility. Interest expense of $2.4 million for the three-month period ended March 31, 1999 primarily represents interest costs Paracelsus (our former parent company) allocated to us in proportion to amounts due to Paracelsus.

         Depreciation and amortization expense increased $7.9 million from $3.2 million for the three months ended March 31, 1999 to $11.1 million for the same period in 2000 largely due to depreciation on the property and equipment acquired in the Tenet hospitals acquisition and the merger with the management company. Amortization of goodwill of $185.1 million recognized in the Tenet hospitals acquisition and the merger with the management company, and amortization of deferred financing costs of $25.4 million incurred in connection with the above transactions and the recapitalization transaction, also contributed to the increase in depreciation and amortization expense.

         Earnings from operations before income taxes were $9.0 million and $1.6 million for the three months ended March 31, 2000 and 1999, respectively. The increase in the earnings from operations before income taxes was primarily due to operating earnings from the Tenet hospitals acquisition, as described above, offset by increases in interest and depreciation and amortization expenses.

         We recorded a provision for income taxes for the three months ended March 31, 2000, of $2.9 million, or approximately 39% of year to date earnings before income taxes. We recorded no provision or benefit for income taxes in 1999.

         Net earnings for the three months ended March 31, 2000 were $6.2 million compared to $1.6 million for the same period in 1999.

         Preferred stock dividends and accretion of $6.6 million was recorded during the three months ended March 31, 2000 for the preferred stock issued in connection with the Tenet hospitals acquisition and the merger with the management company. Dividends on the preferred stock accrue at the rate of 16.0% per annum. Net earnings (loss) attributable to common shareholders after the effect of the preferred stock dividends and accretion for the three months ended March 31, 2000 was $(0.5) million compared to $1.6 million for the same period in 1999.

SIX MONTHS ENDED MARCH 31, 2000 COMPARED TO SIX MONTHS ENDED MARCH 31, 1999

         Net revenue for the six months ended March 31, 2000 was $403.0 million, an increase of $309.8 million, or 332.4% from $93.2 million for the same period in 1999. The increase in net revenue is largely due to the Tenet hospitals acquisition. The Tenet hospitals acquisition contributed approximately $295.2 million in net revenue for the six months ended March 31, 2000, or 95.3% of the total increase in net revenue for the six months ended March 31, 2000 compared to the same period in 1999. Same facilities provided $107.8 million in net revenue in 2000 versus $93.2 million in 1999, or $14.6 million of the remaining increase in net revenue for the six months ended March 31, 2000 compared to 1999.

         As noted above, same facilities net revenue increased by $14.6 million, a 15.7% increase over the 1999 period. The increase in net revenue of same facilities was primarily attributable to an increase in volume. Same hospital facility admissions increased 7.3% from 8,895 in the six months ended March 31, 1999 to 9,546 for the same period in 2000; same hospital facility patient days increased 6.2% from 32,071 in 1999 to 34,046 in 2000; and same hospital facility outpatient procedures increased 12.9% from 156,018 in 1999 to 176,194 in 2000. The increase in volume for same hospital facilities was largely attributable to our increased focus on improving physician relations and communications, new services and deployment of capital.

         During the six months ended March 31, 2000, our hospitals and surgery centers generated total admissions, patient days and outpatient procedures of 36,331, 163,823 and 426,018, respectively, of which 26,785 admissions, 130,209 patient days and 249,824 outpatient procedures resulted from the Tenet hospitals acquisition.

         Operating expenses, including salaries and benefits, supplies, other operating expenses, provision for bad debts, and allocated management fees increased by $262.0 million from $79.3 million for the six months ended March 31, 1999 to $341.3 million for the same period in 2000 largely due to the Tenet hospitals acquisition. The

Tenet hospitals acquisition contributed $242.8 million in operating expenses for the six months ended March 31, 2000 or 92.7% of the total increase in operating expenses for the six months ended March 31, 2000 compared to the same period in 1999.

         Operating expenses for same facilities increased $14.2 million during this period, due primarily to the increased patient volume, higher supply costs, increased benefit costs and increasing salaries and benefits expense due to increased use of temporary staffing. We have experienced a tight labor market in Utah, resulting in an increase in salaries and benefits expense per paid full time equivalent employee over the prior year period. Our benefit expense is higher than in the prior year period due to variances in intercompany allocation methodologies applied by us compared to the methodologies used by the former owner. The increase in supply costs is primarily due to certain new services in the Utah market and increasing volume in existing services that utilize high cost medical devices. The increase in same facilities operating expenses for the six months ended March 31, 2000 includes an increase of approximately $1.5 million related to the physician services operations. Of the remaining $5.0 million increase in operating expenses, $3.1 million related to corporate and miscellaneous other operating expenses which have increased as a result of the growth of our company and $1.9 million related to the opening of Rocky Mountain.

         Operating expenses as a percentage of net revenue were 85.1% for the six months ended March 31, 1999 and 84.7% for the same period in 2000. EBITDA was $61.8 million or 15.3% of net revenue for the six months ended March 31, 2000, compared to $13.9 million or 14.9% of net revenue for the comparable period in 1999. The improvement in the EBITDA margin is primarily due to the Tenet hospitals acquisition.

         Interest expense increased $23.3 million from $6.1 million for the six months ended March 31, 1999 to $29.4 million for the same period in 2000, largely due to an increase in borrowings associated with the Tenet hospitals acquisition and the recapitalization of the Paracelsus hospitals. Interest expense of $6.1 million for the six-month period ended March 31, 1999 primarily represents interest costs Paracelsus (our former parent company) allocated to us in proportion to amounts due to Paracelsus.

         Depreciation and amortization expense increased $15.2 million from $6.3 million for the six months ended March 31, 1999 to $21.5 million for the same period in 2000 largely due to depreciation on the property and equipment acquired in the Tenet hospitals acquisition and the merger with the management company. Amortization of goodwill of $185.1 million recognized in the Tenet hospitals acquisition and the merger with the management company, and amortization of deferred financing costs of $25.4 million incurred in connection with the above transactions and the recapitalization transaction, also contributed to the increase in depreciation and amortization expense.

         We incurred legal, accounting and other related costs of $3.5 million during the six months ended March 31, 2000 related to the recapitalization transaction.

         Earnings from operations before income taxes were $7.3 million and $1.5 million for the six months ended March 31, 2000 and 1999, respectively. The increase in the earnings from operations before income taxes was primarily due to operating earnings from the Tenet hospitals acquisition offset by increases in interest expense, depreciation and amortization expense and recapitalization costs.

         We recorded a provision for income taxes for the six months ended March 31, 2000, of $2.9 million, or approximately 39% of earnings before income taxes. We recorded no provision or benefit for income taxes in 1999.

         Net earnings for the six months ended March 31, 2000 were $4.5 million compared to $1.5 million for the same period of 1999.

         Preferred stock dividends and accretion of $12.1 million was recorded during the six months ended March 31, 2000 for preferred stock. Net earnings
(loss) attributable to common shareholders after the effect of the preferred stock dividends and accretion for the six months ended March 31, 2000 was $(7.7) million compared to $1.5 million for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2000, we had $81.7 million in working capital, compared to $3.7 million at September 30, 1999, or an increase of $78.0 million primarily due to the Tenet hospitals acquisition and the recapitalization transaction financed by the closing of the long-term borrowings and issuance of preferred stock. We used cash of $48.1 million in operating activities during the six months ended March 31, 2000, compared to generating $12.8 million in cash from operating activities during the six months ended March 31, 1999. During the six months ended March 31, 2000, the negative cash flow from operations was due primarily to the growth in accounts receivable to normalized levels due to the fact that we did not purchase accounts receivable in the Tenet hospitals transaction. At March 31, 2000, net accounts receivable of $124.1 million amounted to approximately 58 days of net revenue outstanding. We did not purchase accounts receivable as part of the Tenet hospitals acquisition, therefore we expect days of net revenue in net accounts receivable to increase as receivables generated from the Tenet hospitals acquisition increase to normal levels.

         Our investing activities used $461.4 million during the six months ended March 31, 2000. The Tenet hospitals acquisition and recapitalization transaction accounted for $433.4 million of the funds used in investing activities. Financing activities provided net cash of $534.4 million due to borrowings under our Bank Facilities, issuance of senior subordinated notes and issuance of preferred stock. During the three months ended March 31, 2000 we repaid $2.1 million in outstanding borrowings pursuant to the terms of our Bank Facilities and capital lease obligations. During the remainder of the fiscal year ending September 30, 2000, we are required to repay a total of $1.7 million under our Bank Facilities.

         We have recently become an independent company. Therefore, historical cash flows may not be indicative of future liquidity. Ongoing operations will require the availability of sufficient funds to service debt, fund working capital and perform maintenance and growth capital expenditures on our facilities, including the start-up capital expenditures for Rocky Mountain. We intend to finance these activities through cash flows from our operating activities and from amounts available under the revolving credit facility. In addition, we did not acquire the accounts receivable related to the Tenet hospitals as part of the acquisition of the Tenet hospitals and other assets of Tenet. Therefore, at closing of that acquisition, we funded a cash balance of $99.9 million through borrowings under our Bank Facilities and the offering of the senior subordinated notes to fund working capital as accounts receivable increase to normalized levels.

         Capital expenditures for the six months ended March 31, 2000, were $26.4 million, including capital expenditures of approximately $4.1 million fiscal year to date for the conversion of information systems. Management anticipates that capital expenditures during the remainder of 2000 will increase over prior periods primarily due to the opening and operation of Rocky Mountain, enhancement of services at many of the facilities and capital investments relating to operating independently. Accordingly, we have budgeted capital expenditures for 2000 of approximately $50.0 million. However, this estimate is based upon our analysis of various factors, many of which are beyond our control and we cannot assure you that these capital expenditures, including those associated with the opening of Rocky Mountain, will not significantly exceed budget or that the opening of Rocky Mountain will be successful.

         As of March 31, 2000, we had repaid $1.7 million of the Tranche A and Tranche B term loans that make up a part of our Bank Facilities. No amounts were outstanding under our revolving credit facility as of March 31, 2000 other than for the issuance of $24.2 million of letters of credit. The loans under the Bank Facilities bear interest at variable rates at fixed margins above either the agent bank's alternate base rate or its reserve-adjusted LIBOR. The weighted average interest rate on the bank facilities was approximately 10.35% at March 31, 2000. Included in the weighted average interest rate is a commitment fee equal to 0.5% of the average daily amount available under the revolving credit facility.

         For the three and six months ended March 31, 2000, approximately $19.0 million and $42.0 million, respectively, or 10.6% of our total net revenue of $179.3 million for the three months ended March 31, 2000, and 10.4% of our total net revenue of $403.0 million for the six months ended March 31, 2000, were derived from Health Choice. This prepaid Medicaid health plan, acquired in connection with the Tenet hospitals acquisition, derives approximately 99% of its revenue through a contract with the Arizona Health Care Cost Containment System ("AHCCCS") to provide specified health services through contracted providers to qualified Medicaid enrollees. The term of the contract with AHCCCS is five years, with annual renewal provisions, and expires

September 30, 2002. The contract provides for fixed monthly premiums, based on negotiated per capita member rates. In the event the contract with AHCCCS were to be discontinued, our financial condition, results of operations and cash flows could be adversely affected.

         At March 31, 2000, we had cash and cash equivalents of $24.9 million. As of May 31, 2000, we continued to have no amounts drawn under our revolving credit facility other than for the issuance of $24.2 million of letters of credit. Based upon the current level of operations and anticipated growth, we believe that cash generated from operations and amounts available under the revolving credit facility will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for the next several years. We cannot assure you, however, that our business will generate sufficient cash flow from operations, that future borrowings will be available under the Bank Facilities or otherwise to enable us to service our indebtedness including the Bank Facilities and the notes, or to make anticipated capital expenditures. One element of our business strategy is expansion through the acquisition of hospitals in our existing and new high growth markets. The competition to acquire hospitals is significant, and there can be no assurance that suitable acquisitions, for which other healthcare companies, including those with greater financial resources than us, may be competing, can be accomplished on terms favorable to us, that financing, if necessary, can be obtained for these acquisitions or that acquired facilities can be effectively integrated with our operations. The completion of acquisitions may result in the incurrence of or assumption by us of additional indebtedness. Our future operating performance, our ability to service or refinance the notes, and our ability to service and extend or refinance the credit facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.


YEAR 2000 COMPLIANCE

         We did not experience any material disruptions or other effects caused by Year 2000 issues, nor do we expect to experience any material disruptions or other effects caused by Year 2000 issues in the future.


INFLATION

         We believe inflation has not had a significant impact on our results of operations for the periods presented. We do not anticipate inflation having a significant impact on the future results of operations.


NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes comprehensive accounting and reporting standards for derivative instruments and hedging activities that require a company to record the derivative instruments at fair value in the balance sheet. Furthermore, the derivative instrument must meet specific criteria or the change in its fair value is to be recognized in earnings in the period of change. To achieve hedge accounting treatment the derivative instrument needs to be part of a well-documented hedging strategy that describes the exposure to be hedged, the objective of the hedge and a measurable definition of its effectiveness in hedging the exposure. In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, which requires the adoption of SFAS 133 in fiscal years beginning after June 15, 2000. Adoption of FASB No. 133 is not expected to have a material effect on our financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing, and cash management activities. The Company utilizes both fixed-rate and variable-rate debt to manage its exposure to changes in interest rates. This includes the $230.0 million of senior subordinated notes that bear interest at a 13% fixed rate and a $455.0 million term loan and revolving credit facility bearing interest at a floating rate.

PART II

                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)      List of Exhibits

                           Exhibit 10.1 - IASIS Healthcare Corporation 2000 Stock Option Plan


                           Exhibit 27.1 - Financial Data Schedule (SEC use only)


         (b) The Company filed no Current Reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 IASIS HEALTHCARE CORPORATION


Date:  May 31, 2000              By: /s/ John K. Crawford
                                     -------------------------------------------
                                     John K. Crawford, Executive Vice President
                                         and Chief Financial Officer

                                  EXHIBIT INDEX



         EXHIBIT NO.                                    DESCRIPTION
         -----------                                    -----------

         10.1                       IASIS Healthcare Corporation 2000 Stock Option Plan
         27.1                       Financial Data Schedule (SEC use only)