Form 10-Q
period 2000-06-30
IASIS HEALTHCARE CORP
filed 2000-08-14
CIK 1073615

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

         As of August 11, 2000, 1,371,490 shares of the Registrant's Common Stock were outstanding.

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION ................................................................      1

         ITEM 1.  FINANCIAL STATEMENTS:

                  Condensed Consolidated and Combined Balance Sheets (Unaudited)
                  June 30, 2000 and September 30, 1999 ........................................      1

                  Condensed Consolidated and Combined Statements of Operations (Unaudited)
                  Three Months Ended June 30, 2000 and 1999 and Nine Months Ended
                  June 30, 2000 and 1999 ......................................................      2

                  Condensed Consolidated and Combined Statements of Cash Flows (Unaudited)
                  Nine Months Ended June 30, 2000 and 1999 ....................................      3

                  Notes to Unaudited Condensed Consolidated and Combined Financial Statements .      4

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS ..................................................................     11

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ..................     18

PART II. OTHER INFORMATION ....................................................................     19

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ............................................     19

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          IASIS HEALTHCARE CORPORATION
         CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS (UNAUDITED)
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                 PREDECESSOR
                                                                                SEPTEMBER 30,
                                                                    JUNE 30,         1999
                                                                      2000         (NOTE 1)
                                                                   ---------      ---------
                            ASSETS

CURRENT ASSETS:
    Cash and cash equivalents ................................     $   3,345      $      --
    Accounts receivable, net of allowance for doubtful
      accounts of $37,691 at June 30, 2000 and $10,850 at
      September 30, 1999......................................       145,885         19,674
    Supplies .................................................        19,729          4,501
    Prepaid expenses and other current assets ................        29,322          4,283
                                                                   ---------      ---------
        Total Current Assets .................................       198,281         28,458

Property and equipment, net of accumulated depreciation ......       429,940        136,927
Goodwill and other intangible assets, net of accumulated
    amortization .............................................       219,426         46,988
Deferred debt financing costs, net of accumulated
    amortization .............................................        24,103             --
Other assets .................................................         5,305            886
                                                                   ---------      ---------
        Total Assets .........................................     $ 877,055      $ 213,259
                                                                   =========      =========

        LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Accounts payable .........................................     $  41,438      $  15,739
    Accrued salaries and benefits ............................        17,078          5,229
    Medical claims payable ...................................        16,467          1,030
    Other accrued liabilities and expenses ...................        25,142          2,072
    Current maturities of long-term debt and capital lease
         Obligations .........................................         7,996            701
                                                                   ---------      ---------
        Total Current Liabilities ............................       108,121         24,771

Due to Paracelsus ............................................            --        270,814
Long-term debt and capital lease obligations .................       549,513            798
Other long-term liabilities ..................................         3,825             --
Minority interest ............................................         2,238          1,461
Series A Preferred Stock -- $.01 par value, authorized 500,000 shares; 160,000 shares issued and outstanding at
     June 30, 2000 (liquidation preference value of $178,133
     at June 30, 2000)........................................       176,784             --
Series B Preferred Stock -- $.01 par value, authorized 50,000 shares; 5,311 shares issued and outstanding at June 30,
     2000(liquidation preference value of $5,913 at
     June 30, 2000) ..........................................         5,868             --

SHAREHOLDERS' EQUITY (DEFICIT):
    Common stock -- $.01 par value, authorized 5,000,000
      shares; 1,371,490 shares issued and outstanding at
      June 30, 2000...........................................            14             --
    Additional paid-in capital ...............................       266,667             --
    Treasury stock (at cost) .................................      (155,025)            --
    Accumulated deficit ......................................       (80,950)       (84,585)
                                                                   ---------      ---------
      TOTAL SHAREHOLDERS' EQUITY (DEFICIT) ...................        30,706        (84,585)
                                                                   ---------      ---------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT) ...     $ 877,055      $ 213,259
                                                                   =========      =========


                             See accompanying notes

                          IASIS HEALTHCARE CORPORATION
    CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)


                                                       THREE MONTHS ENDED        NINE MONTHS ENDED
                                                             JUNE 30,                 JUNE 30,
                                                      ---------------------    ----------------------
                                                        2000        1999         2000         1999
                                                      ---------    --------    ---------    ---------
Net revenue .......................................   $ 215,247    $ 46,991    $ 618,279    $ 140,207

COSTS AND EXPENSES:
    Salaries and benefits .........................      77,291      15,939      215,957       48,623
    Supplies ......................................      31,957       6,500       93,453       19,359
    Other operating expenses ......................      62,681      12,523      174,408       35,878
    Provision for bad debts .......................      15,011       3,350       44,378       10,413
    Interest, net .................................      16,132       2,431       45,577        8,525
    Depreciation and amortization .................      12,753       3,097       34,248        9,413
    Allocated management fees .....................          --       1,692           --        5,061
    Recapitalization costs ........................          --          --        3,478           --
                                                      ---------    --------    ---------    ---------
      Total costs and expenses ....................     215,825      45,532      611,499      137,272
                                                      ---------    --------    ---------    ---------
Earnings (loss) from operations before minority
  interests and income taxes ......................        (578)      1,459        6,780        2,935

Minority interests ................................         210         (32)         252          (51)
                                                      ---------    --------    ---------    ---------
Earnings (loss) from operations before income taxes        (788)      1,491        6,528        2,986
Provision for income taxes ........................          --          --        2,853           --
                                                      ---------    --------    ---------    ---------
      Net earnings (loss) .........................        (788)      1,491        3,675        2,986

Preferred stock dividends and accretion ...........       6,627          --       18,775           --
                                                      ---------    --------    ---------    ---------
Net earnings (loss) attributable to common
  shareholders ....................................   $  (7,415)   $  1,491    $ (15,100)   $   2,986
                                                      =========    ========    =========    =========


                             See accompanying notes

                          IASIS HEALTHCARE CORPORATION
                             CONDENSED CONSOLIDATED
                AND COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                  NINE MONTHS ENDED
                                                                       JUNE 30,
                                                                ---------------------
                                                                  2000        1999
                                                                ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings ............................................   $   3,675    $  2,986
    Adjustments to reconcile net earnings to net cash
    Provided by (used in) operating activities:
      Depreciation and amortization .........................      34,248       9,413
      Minority interests ....................................         252         (51)
      Changes in operating assets and liabilities, Net of the
        effect of acquisitions:
        Accounts receivable .................................    (117,491)      7,017
        Supplies, prepaid expenses and other
          current assets ....................................     (19,710)       (706)
        Accounts payable and other accrued liabilities ......      42,299         471
                                                                ---------    --------
      Net cash provided by (used in) operating activities....     (56,727)     19,130

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment .....................     (36,910)    (12,309)
    Payments for acquisitions, net ..........................    (433,401)         --
    (Increase) decrease in other assets .....................      (1,339)         16
                                                                ---------    --------
      Net cash used in investing activities .................    (471,650)    (12,293)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of preferred stock ...............     160,000          --
    Repurchase of common stock ..............................    (155,025)         --
    Proceeds from senior bank debt borrowings ...............     330,000          --
    Proceeds from issuance of senior subordinated notes .....     230,000          --
    Payment of debt and capital leases ......................      (4,010)       (926)
    Common and preferred stock issuance costs incurred ......      (2,625)         --
    Debt financing costs incurred ...........................     (26,618)         --
    Net decrease in due to Paracelsus .......................          --      (9,916)
                                                                ---------    --------
      Net cash provided by (used in) financing activities....     531,722     (10,842)
                                                                ---------    --------

Increase (decrease) in cash and cash equivalents ............       3,345      (4,005)
Cash and cash equivalents at beginning of the period ........          --       4,005
                                                                ---------    --------
Cash and cash equivalents at end of the period ..............   $   3,345    $     --
                                                                =========    ========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
    Effects of acquisitions, net:
      Assets acquired, net of cash ..........................   $ 481,531    $     --
      Liabilities assumed ...................................     (38,670)         --
      Issuance of preferred and common stock, net ...........      (9,460)         --
                                                                ---------    --------
        Payment for acquisitions, net .......................   $ 433,401    $     --
                                                                =========    ========

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

         The unaudited condensed consolidated and combined financial statements included herein as of September 30, 1999 and for the three- and nine-month periods ended June 30, 1999 have been prepared on the push-down basis of the historical cost of Paracelsus Healthcare Corporation ("Paracelsus") and, accordingly, may not be indicative of the financial position, results of operations and cash flows of the Company which might have occurred had it been an independent stand-alone entity during the periods presented.

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying unaudited condensed consolidated and combined financial statements and notes. Actual results could differ from those estimates.

         IASIS is a for-profit hospital management company with operations in select markets in the United States. IASIS' facilities are currently located in four regions: (1) Salt Lake City, Utah; (2) Phoenix, Arizona; (3) Tampa-St. Petersburg, Florida; and (4) three markets within the State of Texas. IASIS either owns or operates 15 general, acute care hospitals with a total of 2,194 operating beds and four ambulatory surgery centers. The Company is developing community-focused hospital networks in high-growth markets. The Company also operates a Medicaid managed health plan called Health Choice in Phoenix, Arizona.

RECLASSIFICATIONS

         Certain prior period amounts have been reclassified in order to conform to current period presentation. Such reclassifications had no material effect on the financial position and results of operations as previously reported.

2.       RECAPITALIZATION AND ACQUISITION TRANSACTIONS

RECAPITALIZATION

         Effective October 8, 1999, Paracelsus and unrelated third parties recapitalized the Paracelsus Utah Facilities, valued at $287.0 million, net of a working capital adjustment. The recapitalization transaction resulted in Paracelsus retaining a minority interest at an implied value of $8.0 million in a preexisting Paracelsus subsidiary ("HoldCo") to which the ownership interests in the Paracelsus Utah Facilities had been transferred. Subsequent to the recapitalization, HoldCo changed its name to IASIS Healthcare Corporation and changed its fiscal year end to September 30.

                          IASIS HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                        AND COMBINED FINANCIAL STATEMENTS

         As part of the recapitalization, the unrelated third parties purchased $125.0 million of IASIS' common stock from Paracelsus, and IASIS purchased $155.0 million of its own stock from Paracelsus which is being held as treasury stock as of June 30, 2000. IASIS' $155.0 million purchase of its own stock was financed with a $160.0 million credit facility which was subsequently repaid concurrent with the Company's issuance of preferred stock, offering of senior subordinated notes and borrowing under a credit facility. Legal, accounting and other related charges of $3.5 million associated with the recapitalization have been expensed as incurred.

THE TENET HOSPITALS ACQUISITION

         Effective October 15, 1999, IASIS acquired ten acute care hospitals and other related facilities and assets ("Tenet hospitals") from Tenet Healthcare Corporation ("Tenet") for $428.3 million in cash, net of a preliminary working capital adjustment of $18.9 million. The total cost of the assets acquired may later change due to a pending, final working capital adjustment. The final working capital adjustment will be based upon the difference between the estimated working capital of $18.9 million as of August 31, 1999 and the actual working capital determined as of the closing date, October 15, 1999. IASIS is in the process of finalizing the working capital adjustment with Tenet and expects to recognize the impact of the adjustment during the quarter ended September 30, 2000. The effect of the final working capital adjustment will result in an adjustment to goodwill recognized in the Tenet hospitals acquisition.

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

OTHER INFORMATION

         The following table summarizes the allocation of the aggregate purchase price of the acquisitions (in thousands):

                                                          TENET     MANAGEMENT
                                                        HOSPITALS    COMPANY      TOTAL
                                                        ---------    -------    ---------
Purchase price, including direct costs of acquisition   $ 433,807    $ 9,460    $ 443,267
Assets acquired .....................................     303,409        289      303,698
Liabilities assumed .................................     (38,519)      (151)     (38,670)
                                                        ---------    -------    ---------
Net assets acquired .................................     264,890        138      265,028
                                                        ---------    -------    ---------
Goodwill ............................................   $ 168,917    $ 9,322    $ 178,239
                                                        =========    =======    =========


         Purchase price adjustments had not been finalized as of June 30, 2000 and are subject to working capital settlements and receipt of independent appraisals of the assets acquired. Direct costs of acquisitions of $5.0 million were capitalized as an element of the purchase price and primarily consist of legal fees and professional and accounting fees.

         The acquisition of the Tenet hospitals and the management company were accounted for using the purchase method of accounting. The operating results of the acquired business operations have been included in the accompanying Unaudited Condensed Consolidated and Combined Statements of Operations from the October 15, 1999 date of acquisition.

                          IASIS HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                        AND COMBINED FINANCIAL STATEMENTS

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

PRO FORMA RESULTS

         The following represents the unaudited pro forma results of consolidated operations as if the acquisitions of the Tenet hospitals and the management company had occurred as of October 1, 1998, after giving effect to certain adjustments, including the depreciation and amortization of the assets acquired and changes in net interest expense resulting from changes in consolidated debt (in thousands):

                                      NINE MONTHS ENDED
                                           JUNE 30
                                ----------------------------
                                  2000               1999
                                ---------          ---------
            Net revenue ....    $ 641,133          $ 579,436
            Net income .....    $   1,039          $   8,589

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

                          IASIS HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                        AND COMBINED FINANCIAL STATEMENTS


3.       LONG TERM OBLIGATIONS

         Long-term obligations consist of the following (in thousands):

                                              JUNE 30,      SEPTEMBER 30,
                                                2000           1999
                                              --------         ------
            Bank facilities .............     $326,668         $   --
            Senior subordinated notes ...      230,000             --
            Capital lease obligations ...          841          1,499
                                              --------         ------
                                               557,509          1,499
            Less current maturities......        7,996            701
                                              --------         ------
                                              $549,513         $  798
                                              ========         ======


BANK FACILITIES

         Under a credit facility dated October 15, 1999, a syndicate of lenders made a total of $455.0 million available to the Company in the form of an $80.0 million Tranche A term loan, a $250.0 million Tranche B term loan and a $125.0 million revolving credit facility (collectively, the "Bank Facilities").

         As of June 30, 2000, amounts outstanding under the Tranche A and Tranche B term loans were $78.3 million and $248.3 million, respectively. The proceeds from the Tranche A and Tranche B term loans together with proceeds from the offering of the senior subordinated notes and the issuance of preferred stock were used for the following purposes:

         - repay in its entirety a $200.0 million credit facility of which approximately $160.0 million was outstanding in connection with the recapitalization transaction;

         -        finance a portion of the acquisition of the Tenet hospitals;

         -        fund an opening cash balance required for working capital; and

         - pay related fees and expenses associated with the recapitalization and acquisition transactions.

         The $125.0 million revolving credit facility is available for working capital and other general corporate purposes, and any outstanding amounts thereunder will be due and payable on October 15, 2005. No amounts were drawn under the revolving credit facility as of June 30, 2000. The revolving credit facility includes a $75 million sub-limit for letters of credit that may be issued by the Company. As of June 30, 2000, the Company had issued $25.2 million in letters of credit.

         The Tranche A term loan matures on October 15, 2005. The Tranche B term loan matures on October 15, 2007. Repayments under the term loans are due in quarterly installments. There will be no substantial amortization of the Tranche B term loan until the sixth year. In addition, the loans under the Bank Facilities are subject to mandatory prepayment under specific circumstances, including from a portion of excess cash flow and the net proceeds of specified casualty events, asset sales and debt issuances, each subject to various exceptions. The loans under the Bank Facilities bear interest at variable rates at fixed margins above either Morgan Guaranty Trust Company of New York's alternate base rate or its reserve-adjusted LIBOR. The weighted average interest rate on the Bank Facilities was approximately 11.1% at June 30, 2000, including a commitment fee equal to 0.5% of the average daily amount available under the revolving credit facility.

                          IASIS HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                        AND COMBINED FINANCIAL STATEMENTS


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

SENIOR SUBORDINATED NOTES

         On May 25, 2000, the Company exchanged all of its outstanding 13% Senior Subordinated Notes due 2009 for 13% Senior Subordinated Exchange Notes due 2009 that have been registered under the Securities Act of 1933, as amended (the "Notes"). Terms and conditions of the exchange offer were as set forth in the registration statement on Form S-4 filed with the Securities and Exchange Commission that became effective on April 17, 2000.

         The Notes are unsecured obligations and are subordinated in right of payment to all existing and future senior indebtedness of the Company. Interest on the Notes is payable semi-annually.

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

         The Notes are guaranteed jointly and severally by all of the Company's subsidiaries ("Subsidiary Guarantors"). The Company is a holding company with no operations apart from its ownership of the Subsidiary Guarantors. At June 30, 2000, all of the Subsidiary Guarantors were wholly owned and fully and unconditionally guaranteed the Notes.

         The indenture for the Notes contains certain covenants, including but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, dividends and the ability to merge or consolidate.

4.       PREFERRED STOCK

         Concurrent with the acquisition of the Tenet hospitals, the Company issued 160,000 shares of Series A preferred stock for proceeds, net of issuance costs, of $158.6 million. In connection with the merger with the management company, the Company issued 5,311 shares of Series B preferred stock valued at an aggregate of $5.3 million. Issuance costs of $1.4 million and $46,000 were recorded against the aggregate preference value of the Series A and Series B preferred stock, respectively, and will be accreted over 11 years and 21 years, respectively. Accretion for the three and nine month periods ended June 30, 2000 was $15,000 and $40,000, respectively. The Series A preferred stock and the Series B preferred stock (collectively referred to as preferred stock) are identical in all respects, except as follows. The Series A preferred stock is mandatorily redeemable on October 15, 2010 and the Series B preferred stock is mandatorily redeemable on October 15, 2020, in each case, for $1,000 per share plus all accrued and unpaid dividends to the redemption date or as soon thereafter as will not be prohibited by then-existing debt agreements. The preferred stock has a liquidation preference over the common stock equal to the redemption price of $1,000 per share plus all accrued and unpaid dividends. Dividends on the preferred stock are payable when, as and if declared by the board of directors and will accrue at the rate of 16.0% per annum from their date of issuance. No dividends or distributions may be made on the common stock unless and until all accrued and unpaid dividends are first paid to the holders of the preferred stock.

         Without the consent of the holders of a majority of the outstanding preferred stock, the Company may not enter into any merger, consolidation or other business combination, unless and until the preferred stock is repurchased for an amount equal to $1,000 per share plus all accrued and unpaid dividends thereon. Except as required by law or as described above, the holders of the preferred stock are not entitled to vote on any matter

                          IASIS HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                        AND COMBINED FINANCIAL STATEMENTS

submitted to a vote of the stockholders. The redemption of, and payment of cash dividends on, the preferred stock is restricted by the terms of the Bank Facilities and the Notes indenture.

5.       SHAREHOLDERS' EQUITY

         On May 1, 2000, the Company's Board of Directors approved the 2000 Stock Option Plan to afford an incentive to selected directors, officers, employees and consultants of the Company through the grant of stock options. The maximum number of shares of common stock reserved for the grant of stock options under the 2000 Stock Option Plan is 686,566, subject to adjustment as provided for in the Plan. The exercise price per share of common stock purchasable upon exercise of an option will be determined by a committee of our Board of Directors. In the case of an incentive stock option, the exercise price will be not less than the fair market value of a share of common stock on the date of its grant. On May 1, 2000, our Board of Directors approved the grant of stock options covering all of the shares of common stock under the 2000 Stock Option Plan.

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

                                        ACUTE CARE SERVICES            HEALTH CHOICE
                                           (IN THOUSANDS)              (IN THOUSANDS)
                                      ------------------------      -------------------
                                        THREE          NINE          THREE       NINE
                                        MONTHS        MONTHS        MONTHS      MONTHS
                                        ENDED          ENDED         ENDED       ENDED
                                       JUNE 30,       JUNE 30,      JUNE 30,    JUNE 30,
                                         2000          2000          2000        2000
                                      ---------      ---------      -------     -------
Net patient service revenue .....     $ 193,660      $ 557,637      $    --     $    --
Capitation premiums .............            --             --       23,087      65,142
Revenue between segments ........        (1,500)        (4,500)          --          --
                                      ---------      ---------      -------     -------
Net revenue .....................       192,160        553,137       23,087      65,142
Operating expenses (1) ..........       193,526        545,270       22,299      62,751
Earnings (loss) before minority
   interests and income taxes (1)        (1,441)         7,867          863       2,391

Interest expense, net ...........        16,102         45,547           30          30
Depreciation and amortization ...        12,717         34,128           36         120
Segment assets ..................       874,228        874,228        2,827       2,827

A reconciliation to income before income taxes follows:

Earnings (loss) before minority
interest and income taxes(1) ....        (1,441)         7,867          863       2,391
Recapitalization costs ..........            --          3,478           --          --
Minority interests ..............           210            252           --          --
                                      ---------      ---------      -------     -------
Income (loss) before income taxes     $  (1,651)     $   4,137      $   863     $ 2,391
                                      =========      =========      =======     =======

(1) Amounts exclude recapitalization costs

7.       RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes comprehensive accounting and reporting standards for derivative

                          IASIS HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                        AND COMBINED FINANCIAL STATEMENTS


instruments and hedging activities that require a company to record the derivative instruments at fair value in the balance sheet. Furthermore, the derivative instrument must meet specific criteria or the change in its fair value is to be recognized in earnings in the period of change. To achieve hedge accounting treatment, the derivative instrument needs to be part of a well-documented hedging strategy that describes the exposure to be hedged, the objective of the hedge and a measurable definition of its effectiveness in hedging the exposure. In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, which requires the adoption of SFAS 133 in fiscal years beginning after June 15, 2000. Adoption of FASB No. 133 is not expected to have a material effect on the Company's financial statements.

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

FORWARD-LOOKING STATEMENTS

         Some of the statements we make in this report on Form 10-Q are forward-looking in nature. Forward-looking statements involve known and unknown risks and uncertainties which cause actual results in future periods to differ materially from those anticipated in the forward-looking statements. Those risks and uncertainties include, among others, risks and uncertainties associated with general economic and business conditions, the effect of existing and future governmental regulations, including the Balanced Budget Act of 1997 and the Balanced Budget Refinement Act, changes in Medicare and Medicaid reimbursement levels, the highly competitive nature of the healthcare industry, the possible enactment of Federal or state healthcare reform, the impact of possible future governmental investigations, our ability to attract and retain qualified management and personnel, including physicians, our ability to enter into managed care provider arrangements on acceptable terms, our ability to successfully negotiate agreements with payors at Rocky Mountain Medical Center and build census levels there, our ability to successfully manage the risks of our Medicaid managed care plan, Health Choice, our ability to successfully convert our management information systems, our ability to service our significant indebtedness, and our ability to implement successfully the Company's acquisition and development strategy and to obtain financing therefor. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report.

GENERAL

         We are a for-profit hospital management company with operations in select markets in the United States. Our hospitals' revenues continue to be affected by an increasing proportion of revenue being derived from fixed payment, higher discount sources including Medicare, Medicaid, managed care organizations, insurance companies and employer-based health plans. Fixed payment amounts are often based upon a diagnosis, regardless of the cost incurred or the level of services provided. Our revenues, cash flows and earnings have been significantly reduced by this shift in reimbursement. The Balanced Budget Act ("BBA") has reduced the amount of reimbursement that we receive from Medicare and Medicaid. Although we expect our volume from governmental sources to increase, the level of reimbursement from these programs was reduced in 1998 and further reductions will be phased in over the next two years. Certain of the rate reductions resulting from the BBA may be mitigated by the Balanced Budget Refinement Act of 1999. The percentage of net revenue related to Medicare and Medicaid was approximately 36.6% and 36.3% for the three and nine months ended June 30, 2000, respectively.

         Our revenues are also affected by the trend toward the conversion of more services being performed on an outpatient basis due to advances in medical technology and pharmaceuticals and cost containment pressures from Medicare, Medicaid, managed care organizations and other payors. Approximately 39.0% and 37.6% of our gross revenue during the three and nine months ended June 30, 2000, respectively, was generated from outpatient procedures.

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

RECAPITALIZATION AND ACQUISITION TRANSACTIONS

         Our company was formed during 1999 in a series of transactions that were arranged by members of our current management team and Joseph Littlejohn & Levy, Inc., the New York based private equity firm that controls JLL Healthcare, LLC, our single largest stockholder. The first of these transactions was effective October 8, 1999, when Paracelsus Healthcare Corporation ("Paracelsus") and unrelated third parties recapitalized the Paracelsus Utah Facilities (five acute care hospitals in the Salt Lake City, Utah market with 635 licensed beds), valued at $287.0 million, net of a working capital adjustment. The recapitalization transaction resulted in Paracelsus retaining a minority interest at an implied value of approximately $8.0 million in a preexisting Paracelsus subsidiary ("HoldCo") to which the ownership interests in the Paracelsus Utah Facilities had been transferred. Subsequent to the recapitalization, HoldCo changed its name to IASIS Healthcare Corporation and changed its fiscal year end to September 30.

         The second of these transactions was effective October 15, 1999, when we acquired ten acute care hospitals and other related facilities and assets ("Tenet hospitals") from Tenet Healthcare Corporation ("Tenet") for $428.3 million in cash, net of a preliminary working capital adjustment of $18.9 million. This value may change due to a final working capital adjustment. We are in the process finalizing the working capital adjustment with Tenet and expect to recognize the impact of the adjustment, if any, during the quarter ended September 30, 2000. The effect of the final working capital adjustment will result in an adjustment to goodwill recognized in the Tenet hospitals acquisition.

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

                                       THREE MONTHS              NINE MONTHS
                                       ENDED JUNE 30,           ENDED JUNE 30,
                                    -------------------       ------------------
                                     2000         1999         2000        1999
                                    ------       ------       ------      ------
Net revenue ...................      100.0%       100.0%       100.0%      100.0%
Operating expenses (1) ........       86.9%        85.1%        85.4%       85.1%
                                    ------       ------       ------      ------
EBITDA (2) ....................       13.1%        14.9%        14.6%       14.9%
Depreciation and amortization .        5.9%         6.6%         5.5%        6.7%
Interest, net .................        7.5%         5.2%         7.4%        6.1%
Minority interests ............         .1%         (.1)%         --          --
Recapitalization costs ........         --           --           .6%         --
                                    ------       ------       ------      ------
Earnings (loss) from operations
  before income taxes .........        (.4)%        3.2%         1.1%        2.1%
Provision for income taxes ....         --           --           .5%         --
                                    ------       ------       ------      ------
Net earnings (loss) ...........        (.4)%        3.2%          .6%        2.1%
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

SELECTED OPERATING STATISTICS

         The following table sets forth certain operating statistics for each of the periods presented.

                                                    (UNAUDITED)              (UNAUDITED)
                                                    THREE MONTHS             NINE MONTHS
                                                   ENDED JUNE 30,           ENDED JUNE 30,
                                                 ------------------      -------------------
                                                  2000        1999         2000        1999
                                                 ------      ------      -------      ------
Number of hospitals at end of period .......         15           5           15           5
Licensed beds at end of period .............      2,684         635        2,684         635
Operating beds at end of period ............      2,194         501        2,194         501
Admissions .................................     18,725       4,556       55,056      13,451
Patient days ...............................     82,863      15,747      246,686      47,818
Occupancy rates (average beds in service)(1)       42.6%       34.5%        43.7%       35.0%

(1) Excludes 71 beds at Rocky Mountain Medical Center placed in service on April 10, 2000. If these beds are included, occupancy rates would have been 41.6% and 43.4% for the three and nine-months ended June 30, 2000, respectively.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

         Net revenue for the three months ended June 30, 2000 was $215.2 million, an increase of $168.2 million, or 357.9% from $47.0 million for the same period in 1999. The increase in net revenue is largely due to the acquisition of the Tenet hospitals effective October 15, 1999. The Tenet hospitals acquisition contributed approximately $156.9 million in net revenue for the three months ended June 30, 2000, or 93.3% of the total increase in net revenue for the three months ended June 30, 2000 compared to the same period in 1999. Facilities in operation for the entire 2000 and 1999 periods, which we refer to as same facilities, consisted of the Paracelsus hospitals and related operations. Same facilities provided $56.6 million in net revenue in 2000 versus $47 million in 1999, or $9.6 million of the remaining increase in net revenue for the three months ended June 30, 2000 compared to 1999. The remaining increase in net revenue related to the opening of Rocky Mountain Medical Center ("Rocky Mountain"), discussed further below, which contributed $1.7 million in net revenue during the quarter ended June 30, 2000.

         As noted above, same facilities net revenue increased by $9.6 million, a 20.4% increase over the 1999 period. The increase in net revenue of same facilities was primarily attributable to an increase in volume. Same facility admissions increased 8.6% from 4,556 in the three months ended June 30, 1999 to 4,948 for the same period in 2000 and same facility patient days increased 3.9% from 15,747 in 1999 to 16,366 in 2000. The increase in volume for same facilities was largely attributable to our increased focus on improving physician relations and communications, new services and deployment of capital. In addition, the population in the Salt Lake City area continues to grow and our hospitals are benefiting from favorable demographics.

         During the three months ended June 30, 2000, total admissions and patient days were 18,725 and 82,863, respectively, of which 13,657 admissions and 66,006 patient days resulted from the Tenet hospitals acquisition.

         Operating expenses, including salaries and benefits, supplies, other operating expenses, provision for bad debts, and allocated management fees increased by $146.9 million from $40.0 million for the three months ended June 30, 1999 to $186.9 million for the same period in 2000 largely due to the Tenet hospitals acquisition. The Tenet hospitals acquisition contributed $131.9 million in operating expenses for the three months ended June 30, 2000 or 89.8% of the total increase in operating expenses for the three months ended June 30, 2000 compared to the same period in 1999.

         Operating expenses for same facilities increased $8.2 million during this period, due primarily to the increased patient volume, higher supply costs and increased salaries and benefits expense due to higher utilization of temporary staffing and increased benefit costs. We have experienced a tight labor market in Utah, resulting in an increase in salaries and benefits expense per paid full time equivalent employee over the prior year period. Our benefit expense is higher than in the prior year period due to the variance in recorded benefit expense under the Company's ownership compared to the methodologies used by the former owner to record similar benefit expense. The increase in supply costs is primarily due to certain new services in the Utah market and increasing volume in existing services that utilize high cost medical devices.

         Of the remaining $6.8 million increase in operating expenses, $2.2 million related to corporate and miscellaneous other operating expenses that have increased as a result of the growth of our company and $4.6 million related to the opening of Rocky Mountain in Salt Lake City, Utah on April 10, 2000. Rocky Mountain is a full service acute care hospital with 120 licensed and 71 operational beds. Rocky Mountain had a daily census of less than 10 and recorded $1.7 million of net revenue during the third quarter. Since June 30, 2000, the daily census has reached as high as 15. We expect to continue to have operating losses at Rocky Mountain until the average daily census is in the range of 25 to 35, depending on payor mix. While we have physicians leasing space and moving into the adjacent medical office building owned by Rocky Mountain and have in excess of 190 physicians with staffing privileges, it is uncertain when we will obtain this average daily census at Rocky Mountain. The average daily census and net revenue at Rocky Mountain in the first few months of operation have been lower than expected primarily due to impediments that are blocking our ability to attain certain managed care contracts. We are vigorously pursuing elimination of any barriers that patients may encounter in seeking care at Rocky Mountain.

         Operating expenses as a percentage of net revenue were 85.1% for the three months ended June 30, 1999 and 86.9% for the same period in 2000. EBITDA was $28.3 million or 13.1% of net revenue for the three months ended June 30, 2000, compared to $7.0 million or 14.9% of net revenue for the comparable period in 1999. The decline in the EBITDA margin from 14.9% in the prior period to 13.1% for the three months ended June 30, 2000 was due primarily to the addition of Health Choice, which was a part of the Tenet hospitals acquisition, and the operating losses at Rocky Mountain. Health Choice, our Medicaid managed health plan, has a significantly lower EBITDA margin than the acute care services business.

         Interest expense increased $13.7 million from $2.4 million for the three months ended June 30, 1999 to $16.1 million for the same period in 2000, largely due to an increase in borrowings associated with the Tenet hospitals acquisition and the recapitalization of the Paracelsus hospitals. At June 30, 2000, our weighted average cost of borrowings was 11.1%, inclusive of a commitment fee on the amount available and undrawn under the revolving credit facility. Interest expense of $2.4 million for the three-month period ended June 30, 1999 primarily represents interest costs Paracelsus (our former parent company) allocated to us in proportion to amounts due to Paracelsus.

         Depreciation and amortization expense increased $9.7 million from $3.1 million for the three months ended June 30, 1999 to $12.8 million for the same period in 2000 largely due to depreciation on the property and equipment acquired in the Tenet hospitals acquisition and the merger with the management company. Amortization expense of $1.6 million related to goodwill recorded in the Tenet hospitals acquisition and the merger with the management company, and $0.9 million in amortization of deferred financing costs incurred in connection with the above transactions and the recapitalization transaction, also contributed to the increase in depreciation and amortization expense.

         Net earnings (loss) for the three months ended June 30, 2000 were $(0.8) million compared to $1.5 million for the same period in 1999. We recorded no provision or benefit for income taxes in 1999 or for the three months ended June 30, 2000.

         Preferred stock dividends and accretion of $6.6 million was recorded during the three months ended June 30, 2000 for the preferred stock issued in connection with the Tenet hospitals acquisition and the merger with the management company. Dividends on the preferred stock accrue at the rate of 16.0% per annum. Net earnings (loss) attributable to common shareholders after the effect of the preferred stock dividends and accretion for the three months ended June 30, 2000 was $(7.4) million compared to $1.5 million for the same period in 1999.

NINE MONTHS ENDED JUNE 30, 2000 COMPARED TO NINE MONTHS ENDED JUNE 30, 1999

         Net revenue for the nine months ended June 30, 2000 was $618.3 million, an increase of $478.1 million, or 341.0% from $140.2 million for the same period in 1999. The increase in net revenue is largely due to the Tenet hospitals acquisition. The Tenet hospitals acquisition contributed approximately $452.1 million in net revenue for the nine months ended June 30, 2000, or 94.6% of the total increase in net revenue for the nine months ended June 30, 2000 compared to the same period in 1999. Same facilities provided $164.5 million in net revenue in 2000 versus $140.2 million in 1999, or $24.3 million of the remaining increase in net revenue for the nine months ended June 30, 2000 compared to 1999. The remaining increase in net revenue related to the opening of Rocky Mountain, which contributed $1.7 million in net revenue during the nine months ended June 30, 2000.

         As noted above, same facilities net revenue increased by $24.3 million, a 17.3% increase over the 1999 period. The increase in net revenue of same facilities was primarily attributable to an increase in volume. Same hospital facility admissions increased 7.8% from 13,451 in the nine months ended June 30, 1999 to 14,494 for the same period in 2000 and same hospital facility patient days increased 5.4% from 47,818 in 1999 to 50,412 in 2000. The increase in volume for same hospital facilities was largely attributable to our increased focus on improving physician relations and communications, new services and deployment of capital.

         During the nine months ended June 30, 2000, total admissions and patient days were 55,056 and 246,686, respectively, of which 38,905 admissions and 197,484 patient days resulted from the Tenet hospitals acquisition.

         Operating expenses, including salaries and benefits, supplies, other operating expenses, provision for bad debts, and allocated management fees increased by $408.9 million from $119.3 million for the nine months ended

June 30, 1999 to $528.2 million for the same period in 2000 largely due to the Tenet hospitals acquisition. The Tenet hospitals acquisition contributed $374.8 million in operating expenses for the nine months ended June 30, 2000 or 91.6% of the total increase in operating expenses for the nine months ended June 30, 2000 compared to the same period in 1999.

         Operating expenses for same facilities increased $24.0 million during this period, due primarily to the increased patient volume, higher supply costs, increased benefit costs and increased salaries and benefits expense due to increased use of temporary staffing. We have experienced a tight labor market in Utah, resulting in an increase in salaries and benefits expense per paid full time equivalent employee over the prior year period. Our benefit expense is higher than in the prior year period due to recorded benefit expense under the Company's ownership compared to the methodologies used by the former owner to record similar benefit expense. The increase in supply costs is primarily due to certain new services in the Utah market and increasing volume in existing services that utilize high cost medical devices. The increase in same facilities operating expenses for the nine months ended June 30, 2000 includes an increase of approximately $4.2 million related to the physician services operations. Of the remaining $10.1 million increase in operating expenses, $3.6 million related to corporate and miscellaneous other operating expenses which have increased as a result of the growth of our company and $6.5 million related to Rocky Mountain.

         Operating expenses as a percentage of net revenue were 85.1% for the nine months ended June 30, 1999 and 85.4% for the same period in 2000. EBITDA was $90.1 million or 14.6% of net revenue for the nine months ended June 30, 2000, compared to $20.9 million or 14.9% of net revenue for the comparable period in 1999. The decline in the EBITDA margin from 14.9% in the prior period to 14.6% for the nine months ended June 30, 2000 was due primarily to the addition of Health Choice, which was a part of the Tenet facilities acquisition, and the operating losses at Rocky Mountain. Health Choice, our Medicaid managed health plan, has a significantly lower EBITDA margin than the acute care services business.

         Interest expense increased $37.1 million from $8.5 million for the nine months ended June 30, 1999 to $45.6 million for the same period in 2000, largely due to an increase in borrowings associated with the Tenet hospitals acquisition and the recapitalization of the Paracelsus hospitals. Interest expense of $8.5 million for the nine-month period ended June 30, 1999 primarily represents interest costs Paracelsus (our former parent company) allocated to us in proportion to amounts due to Paracelsus.

         Depreciation and amortization expense increased $24.8 million from $9.4 million for the nine months ended June 30, 1999 to $34.2 million for the same period in 2000 largely due to depreciation on the property and equipment acquired in the Tenet hospitals acquisition and the merger with the management company. Amortization expense of $4.7 million related to goodwill recorded in the Tenet hospitals acquisition and the merger with the management company, and $2.5 million in amortization of deferred financing costs incurred in connection with the above transactions and the recapitalization transaction, also contributed to the increase in depreciation and amortization expense.

         We incurred legal, accounting and other related costs of $3.5 million during the nine months ended June 30, 2000 related to the recapitalization transaction.

         Earnings from operations before income taxes were $6.5 million and $3.0 million for the nine months ended June 30, 2000 and 1999, respectively. The increase in the earnings from operations before income taxes was primarily due to operating earnings from the Tenet hospitals acquisition offset by increases in interest expense, depreciation and amortization expense and recapitalization costs.

         We recorded a provision for income taxes for the nine months ended June 30, 2000, of $2.9 million, or approximately 44.0% of earnings before income taxes. We recorded no provision or benefit for income taxes in 1999.

         Net earnings for the nine months ended June 30, 2000 were $3.7 million compared to $3.0 million for the same period of 1999.

         Preferred stock dividends and accretion of $18.8 million was recorded during the nine months ended June 30, 2000 for preferred stock. Net earnings
(loss) attributable to common shareholders after the effect of the preferred stock dividends and accretion for the nine months ended June 30, 2000 was $(15.1) million compared to $3.0 million for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2000, we had $90.2 million in working capital, compared to $3.7 million at September 30, 1999, or an increase of $86.4 million primarily due to the Tenet hospitals acquisition and the recapitalization transaction financed by the closing of the long-term borrowings and issuance of preferred stock. We used cash of $56.7 million in operating activities during the nine months ended June 30, 2000, compared to generating $19.1 million in cash from operating activities during the nine months ended June 30, 1999. During the nine months ended June 30, 2000, the negative cash flow from operations was due primarily to the growth in accounts receivable to normalized levels reflecting the fact that we did not purchase accounts receivable in the Tenet hospitals transaction. At June 30, 2000, net accounts receivable of $145.9 million amounted to approximately 68 days of net revenue outstanding. We did not purchase accounts receivable as part of the Tenet hospitals acquisition and have accordingly experienced an increase in days of net revenue outstanding.

         Our investing activities used $471.7 million during the nine months ended June 30, 2000. The Tenet hospitals acquisition and recapitalization transaction accounted for $433.4 million of the funds used in investing activities. Financing activities provided net cash of $531.7 million due to borrowings under our Bank Facilities, issuance of senior subordinated notes and issuance of preferred stock. During the nine months ended June 30, 2000 we repaid $4.0 million in outstanding borrowings pursuant to the terms of our Bank Facilities and capital lease obligations. During the remainder of the fiscal year ending September 30, 2000, we are required to repay a total of $1.7 million under our Bank Facilities.

         We have recently become an independent company. Therefore, historical cash flows may not be indicative of future liquidity. Ongoing operations will require the availability of sufficient funds to service debt, fund working capital and perform maintenance and growth capital expenditures on our facilities, including the remaining start-up capital expenditures for Rocky Mountain. We intend to finance these activities through cash flows from our operating activities and from amounts available under the revolving credit facility. In addition, we did not acquire the accounts receivable related to the Tenet hospitals as part of the acquisition of the Tenet hospitals and other assets of Tenet. Therefore, at closing of that acquisition, we funded a cash balance of $99.9 million through borrowings under our Bank Facilities and the offering of the senior subordinated notes to fund working capital as accounts receivable increase to normalized levels.

         Capital expenditures for the nine months ended June 30, 2000, were $36.9 million, including capital expenditures of approximately $9.1 million for information systems, approximately $8.3 million for equipment and improvements at Rocky Mountain, and approximately $6.0 million for various renovation and expansion of emergency room facilities at one of the Company's hospitals. Management anticipates that capital expenditures during the remainder of 2000 will increase over prior periods primarily due to the opening and operation of Rocky Mountain, enhancement of services at many of the facilities and capital investments relating to operating independently. Accordingly, we have budgeted capital expenditures for 2000 of approximately $50.0 million. However, this estimate is based upon our analysis of various factors, many of which are beyond our control and we cannot assure you that these capital expenditures, including those associated with the opening of Rocky Mountain, will not significantly exceed budget or that the opening of Rocky Mountain will be successful.

         As of June 30, 2000, we had repaid $3.3 million of the Tranche A and Tranche B term loans that make up a part of our Bank Facilities. No amounts were outstanding under our revolving credit facility as of June 30, 2000 other than for the issuance of $25.2 million of letters of credit. The loans under the Bank Facilities bear interest at variable rates at fixed margins above either the agent bank's alternate base rate or its reserve-adjusted LIBOR. The weighted average interest rate on the Bank Facilities was approximately 11.1% at June 30, 2000. Included in the weighted average interest rate is a commitment fee equal to 0.5% of the average daily amount available under the revolving credit facility.

         For the three and nine months ended June 30, 2000, approximately $23.1 million and $65.1 million, respectively, or 10.7% of our total net revenue of $215.2 million for the three months ended June 30, 2000, and 10.5% of our total net revenue of $618.3 million for the nine months ended June 30, 2000, were derived from Health Choice. This prepaid Medicaid health plan, acquired in connection with the Tenet hospitals acquisition, derives approximately 99% of its revenue through a contract with the Arizona Health Care Cost Containment System ("AHCCCS") to provide specified health services through contracted providers to qualified Medicaid enrollees. The term of the contract with AHCCCS is five years, with annual renewal provisions, and expires September 30, 2002. The contract provides for fixed monthly premiums, based on negotiated per capita member rates. In the event the contract with AHCCCS were to be discontinued, our financial condition, results of operations and cash flows could be adversely affected.

         At June 30, 2000, we had cash and cash equivalents of $3.3 million. As of August 8, 2000, we continued to have no amounts drawn under our revolving credit facility other than for the issuance of $25.2 million of letters of credit, additionally, cash and cash equivalents have increased. Based upon the current level of operations and anticipated growth, we believe that cash generated from operations and amounts available under the revolving credit facility will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for the next several years. We cannot assure you, however, that our business will generate sufficient cash flow from operations, that future borrowings will be available under the Bank Facilities, or otherwise, to enable us to service our indebtedness including the Bank Facilities and the Notes, or to make anticipated capital expenditures. One element of our business strategy is expansion through the acquisition of hospitals in our existing and new high growth markets. The competition to acquire hospitals is significant, and there can be no assurance that suitable acquisitions, for which other healthcare companies, including those with greater financial resources than us, may be competing, can be accomplished on terms favorable to us, that financing, if necessary, can be obtained for these acquisitions or that acquired facilities can be effectively integrated with our operations. The completion of acquisitions may result in the incurrence of, or assumption by us, of additional indebtedness. Our future operating performance, our ability to service or refinance the Notes, and our ability to service and extend or refinance the credit facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

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

                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      List of Exhibits

                           Exhibit 27.1 - Financial Data Schedule (SEC use only)

         (b)      The Company filed a Current Report on Form 8-K on May 26,
                  2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    IASIS HEALTHCARE CORPORATION



Date: August 14, 2000               By: /s/ John K. Crawford
                                        ----------------------------------------
                                        John K. Crawford, Executive Vice
                                        President and Chief Financial Officer

                                  EXHIBIT INDEX

          EXHIBIT NO.                         DESCRIPTION
          -----------                         -----------

             27.1                Financial Data Schedule (SEC use only)