Form 10-K
period 2000-09-30
IASIS HEALTHCARE CORP
filed 2000-12-22
CIK 1073615

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2000

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _____________ to _________.

                        Commission File Number: 333-94521

                          IASIS HEALTHCARE CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

               DELAWARE                                       76-0450619
     (State or Other Jurisdiction                           (I.R.S. Employer
   of Incorporation or Organization)                       Identification No.)

   113 SEABOARD LANE, SUITE A-200
         FRANKLIN, TENNESSEE                                       37067
(Address of Principal Executive Offices)                       (Zip Code)

       Registrant's Telephone Number, Including Area Code: (615) 844-2747

        Securities Registered Pursuant to Section 12(b) of the Act: None

        Securities Registered Pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days YES [x] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of December 15, 2000, there were 3,039,474.50 shares of the Registrant's Common Stock outstanding.

                                TABLE OF CONTENTS



PART I...........................................................................................................1

         Item 1.  Business.......................................................................................1
         Item 2.  Properties....................................................................................23
         Item 3.  Legal Proceedings.............................................................................24
         Item 4.  Submission of Matters to a Vote of Security Holders...........................................24

PART II.........................................................................................................24

         Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters.....................24
         Item 6.  Selected Financial Data.......................................................................25
         Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........27
         Item 7A. Quantitative and Qualitative Disclosures About Market Risk....................................38
         Item 8.  Financial Statements and Supplementary Data...................................................39
         Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........73

PART III........................................................................................................73

         Item 10. Directors and Executive Officers of the Registrant............................................73
         Item 11. Executive Compensation........................................................................76
         Item 12  Security Ownership of Certain Beneficial Owners and Management................................79
         Item 13. Certain Relationships and Related Transactions................................................80

PART IV.........................................................................................................84

         Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............................84

                          IASIS HEALTHCARE CORPORATION

                                     PART I

ITEM 1.  BUSINESS.

COMPANY OVERVIEW

         We operate general, acute care hospitals, with a focus on developing and operating networks of medium-sized hospitals with 100 to 400 beds in mid-size urban and suburban markets. Currently, we own or lease 15 hospitals with a total of 2,194 operating beds. These hospitals are located in four regions: Salt Lake City, Utah; Phoenix, Arizona; Tampa-St. Petersburg, Florida; and three markets within the State of Texas. We also operate five ambulatory surgery centers and a Medicaid managed health plan in Phoenix called Health Choice that serves over 43,000 members.

         Our general, acute care hospitals offer a variety of inpatient medical and surgical services commonly available in hospitals, including cardiology, emergency services, general surgery, internal medicine, obstetrics and orthopedics. In addition, our facilities provide outpatient and ancillary services including outpatient surgery, physical therapy, radiation therapy, radiology and respiratory therapy. Our corporate staff provides a variety of management services to our healthcare facilities, including strategic planning, designing and operating information systems, ethics and compliance programs, contract negotiation and management, accounting, financial and clinical systems, legal support, personnel and employee benefits management, supply and equipment purchasing agreements and resource management.

         Our principal executive offices are located at 113 Seaboard Lane, Suite A-200, Franklin, Tennessee 37067 and our telephone number at that address is
(615) 844-2747. Our corporate website address is www.iasishealthcare.com. Information contained on our website is not part of this annual report on Form 10-K.

FORMATION

         Our company was formed in 1999 through a series of transactions that were arranged by certain members of our management team and Joseph Littlejohn & Levy, Inc., the New York based private equity firm that controls JLL Healthcare, LLC, our single largest stockholder. The first of these transactions was effective October 8, 1999, when JLL Healthcare, LLC and some of our stockholders purchased $125.0 million of the common stock of a subsidiary of Paracelsus Healthcare Corporation that owned five acute care hospitals in the Salt Lake City, Utah market. Following the common stock purchase, the subsidiary was recapitalized and Paracelsus retained a minority interest. Subsequent to the common stock purchase and the recapitalization, the subsidiary of Paracelsus changed its name to IASIS Healthcare Corporation.

         The second of these transactions was effective October 15, 1999, when we acquired ten acute care hospitals and other related facilities and assets from Tenet Healthcare Corporation. Concurrent with the acquisition of the Tenet hospitals, a management company, originally formed by certain members of our management team, was merged with and into a subsidiary of our company.

BUSINESS STRATEGY

         Our objective is to provide high-quality, cost-effective healthcare services in the select communities we serve. The key elements of our business strategy are:

- INCREASE REVENUE BY EXPANDING SERVICES. We intend to increase our revenue by broadening the scope of services offered at our facilities, updating our technology and equipment and, recognizing the shift from inpatient to outpatient treatments, enhancing the convenience and quality of our outpatient services. We believe that the expansion of surgical capacity and the upgrading of specialty services, such as women's services, cardiology, orthopedics, radiology and other diagnostic services, represent particularly attractive opportunities to increase patient visits, admissions and surgeries. We also seek to increase the revenue generated by our emergency rooms by differentiating between emergent care patients and non-urgent care patients, which we believe alleviates patient flow bottlenecks and results in more appropriate and expedient patient care, thereby increasing patient volume and net revenue.

- IMPROVE OPERATING EFFICIENCIES. We believe profitability at our facilities can be improved through increased volume and implementation of well-defined operating expense control initiatives. We continue to standardize and upgrade management information systems, which will allow us to optimize staffing levels according to patient volumes and seasonal needs at each facility, reduce bad debt expense by effectively managing each hospital's billing and collection processes and reduce supply costs by concentrating our purchasing power and eliminating waste and over-utilization. In addition, our emergency rooms fast-track emergent care patients, which we believe allows us to optimize staffing efficiencies, design protocols to match the acuity of medical cases and more efficiently allocate our hospital resources.

- STRENGTHEN PHYSICIAN RETENTION AND RECRUITING. We believe that the retention and recruitment of physicians is critical to our goal of increasing the quality and breadth of the services offered by our hospitals. We intend to retain and recruit physicians by equipping our hospitals with technologically advanced equipment, sponsoring training programs to educate physicians on advanced medical procedures and creating an environment within which physicians prefer to practice. We also will use our existing physician relationships to recruit new primary care physicians and specialists. We are creating local physician advisory committees, comprised of leading area physicians, who work closely with our local leadership teams to advise us concerning facility and market-specific needs and strategies. We believe that establishing such committees also will assist in developing a long-term relationship between physicians and our local leadership teams, enhance physician loyalty and improve the quality of patient care.

- IMPROVE MANAGED CARE POSITION THROUGH BETTER PAYOR RELATIONSHIPS. We believe that establishing and maintaining strong relationships with managed care payors is critical to our success. We plan to increase utilization of our facilities by entering into contracts with new payors and, over time, we expect to improve profitability by negotiating more favorable terms with our existing payors. We believe that understanding facility-specific issues and concerns, developing relationships with local payors and strengthening our market presence by establishing networks of hospitals to organize the delivery of healthcare services will enable us to negotiate more favorable terms with both new and existing payors.

- RETAIN AND DEVELOP LOCAL LEADERSHIP TEAMS. A professional, competent, attentive leadership team at each facility is integral to developing and implementing strategic objectives at our hospitals. We recruit experienced and capable senior managers in order to give each hospital its own dedicated leadership team. We believe a stable local leadership team, including a chief executive officer, chief financial officer and chief nursing officer at each facility, enhances physician relations and maintains continuity in the community. To incentivize local leadership teams, we have developed a performance-based compensation program for each local leadership team based upon the achievement of the goals set forth in an operating plan for each facility and the success of its network.

- STRENGTHEN RETENTION AND RECRUITMENT OF NURSES AND MEDICAL SUPPORT PERSONNEL. In certain markets, the availability of nurses and other medical support personnel has become a significant operating issue for hospitals and other providers of healthcare services. We believe that retention and recruitment of nurses and medical support personnel is critical to our ability to provide high quality, cost effective healthcare services to our patients. We intend to retain and recruit nurses and medical support personnel by creating a desirable, professional work environment, providing competitive wages, benefits and long-term incentives and providing career development opportunities and training programs. In order to supplement our current employee base, we intend to expand our relationships with colleges, universities and other medical education institutions in our markets and recruit nurses and other medical support personnel from abroad.

- SELECTIVELY PURSUE STRATEGIC ACQUISITIONS AND PARTNERSHIPS. We intend to selectively pursue hospital acquisitions in our existing markets where we believe we can improve the financial and operational performance of the acquired hospital and enhance our regional presence. Additionally, we will focus our new market development efforts in regions with a growing population base of greater than 100,000, a stable or improving managed care environment and favorable demographics. In addition, we will continue to identify opportunities to expand our presence through strategic alliances with healthcare providers and by partnering with physicians to develop additional services.

HOSPITAL OPERATIONS

         At each hospital we operate, we implement systematic policies and procedures to improve the hospital's operating and financial performance. We develop an operating plan designed to increase revenue through the expansion of services offered by the hospital and the recruitment of physicians in each community and to reduce costs by improving operating efficiency. Each hospital's local leadership team is comprised of a chief executive officer, chief financial officer and chief nursing officer. Each local leadership team, in consultation with our corporate staff, develops an annual operating plan setting forth revenue enhancement strategies and specific expense benchmarks. We believe that the competence, skills, and experience of the leadership team at each hospital is critical to the hospital's success, because of their role in executing the hospital's operating plan. We have developed a performance-based compensation program for each local management team based upon achievement of the goals set forth in the annual operating plan.

         Our hospital leadership teams are advised by boards of trustees that include members of hospital medical staffs as well as community leaders. The board of trustees establishes policies concerning medical, professional and ethical practices, monitors such practices and is responsible for ensuring that these practices conform to established standards. We maintain quality assurance programs to support and monitor quality of care standards and to meet accreditation and regulatory requirements. We monitor patient care evaluations and other quality of care assessment activities on a continuing basis.

         We believe that the ability of our hospitals to meet the healthcare needs of their communities is determined by the quality, skills and compassion of our employees, and the breadth of our services, level of technology, emphasis on quality of care, level of physician support and convenience for patients and physicians. Factors that impact demand for our services include the size of and growth in local population, local economic conditions, the availability of reimbursement programs such as Medicare and Medicaid and market penetration of managed care programs. Improved treatment protocols as a result of advances in medical technology and pharmacology also affect the nature and demand for healthcare services across the industry, including at our hospitals.

         The following table presents certain pro forma combined operating statistics for our hospitals:

                                               2000           1999
                                              -------        -------
Number of hospitals at end of period               15             15
Number of operating beds at end of period       2,194(1)       2,144
Admissions(2)                                  76,306         70,443
Adjusted admissions(3)                        124,211        112,966
Patient days(4)                               340,386        324,274
Adjusted patient days(5)                      537,929        513,055
Average daily census(6)                           930            888
Average length of stay(7)                        4.46           4.60

-------------------------

Note: For 2000, the above table includes data for our company for the year ended September 30 and data for the Tenet hospitals for the period from October 1, 1999 through October 15, 1999. For 1999, the above table includes data for the Paracelsus hospitals and the Tenet hospitals for the year ended September 30, 1999. Statistics do not include Health Choice.

     (1) Includes 71 beds at Rocky Mountain Medical Center, formerly named PHC Regional Hospital and Medical Center, which closed in June 1997 and reopened April 10, 2000.

     (2) Represents the total number of patients admitted to our hospitals for stays in excess of 23 hours. Management and investors use this number as a general measure of inpatient volume.

     (3) This computation equates outpatient revenue to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume. Adjusted admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. Management and investors use this number as a general measure of inpatient and outpatient volume.

     (4) Represents the number of days beds were occupied over the period.

     (5) This computation equates outpatient revenue to the volume measure (patient days) used to measure inpatient days, resulting in a general measure of combined inpatient days and outpatient volume. Adjusted patient days are computed by multiplying patient days (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. Management and investors use this number as a general measure of inpatient days and outpatient volume.

     (6) Represents the average number of inpatients in our hospitals each day.

     (7) Represents the average number of days that a patient stayed in our hospitals.

         Our hospitals continue to experience shifts from inpatient to outpatient care as well as reductions in average lengths of inpatient stay, primarily as a result of improvements in technology, pharmacology and clinical practices and hospital payment changes by Medicare and insurance carriers. In response to this shift toward outpatient care, we are reconfiguring some hospitals to more effectively accommodate outpatient services and restructuring existing surgical and diagnostic capacity to permit additional outpatient volume and a greater variety of outpatient services.

         Our facilities will continue to deliver those outpatient services that can be provided on a quality, cost-effective basis and that we believe will be in increased demand. The patient volumes and net operating revenue at our hospitals and outpatient surgery centers are subject to seasonal variations and generally are greater during the quarters ending December 31 and March 31 than other quarters. These seasonal variations are caused by a number of factors, including seasonal cycles of illness, climate and weather conditions, vacation patterns of both patients and physicians and other factors relating to the timing of elective procedures.

         In addition, inpatient care is shifting increasingly to sub-acute care when a less-intensive, lower cost level of care is appropriate. We have been proactive in the development of a variety of sub-acute inpatient services to utilize a portion of our available capacity. By offering cost-effective sub-acute services in appropriate circumstances, we are able to provide a continuum of care when the demand for such services exists. For example, some of our hospitals have developed rehabilitation units. These units utilize less intensive staffing levels with corresponding lower costs to provide a range of services sought by physicians, patients and payors.

SOURCES OF REVENUE

         We receive payment for patient services from the federal government primarily under the Medicare program, state governments under their respective Medicaid programs, health maintenance organizations, preferred provider organizations, other private insurers and directly from patients. The approximate percentages of pro forma net patient service revenue from continuing operations of our facilities from these sources during the periods specified below were as follows:

                               2000          1999          1998
                              ------        ------        ------
         Medicare               29.6%         31.5%         35.8%
         Medicaid                7.4           6.7           6.9
         Private Payors         63.0          61.8          57.3
                              ------        ------        ------
              Total            100.0%        100.0%        100.0%
                              ======        ======        ======

---------------

Note: For 2000, the above table includes data for our company for the year ended September 30 and data for the Tenet hospitals for the period from October 1, 1999 through October 15, 1999. For 1999, the above table includes data for the Paracelsus hospitals for the nine months ended September 30, 1999 and the Tenet hospitals for the nine months ended August 31, 1999. For 1998, the above table includes data for the Paracelsus hospitals for the year ended December 31, 1998 and the Tenet hospitals for the year ended May 31, 1998. Statistics do not include Health Choice.

         Medicare is a federal program that provides hospital and medical insurance benefits to persons age 65 and over, some disabled persons and persons with end-stage renal disease. Medicaid programs are jointly funded by federal and state governments and are administered by states under an approved plan that provides hospital and other healthcare benefits to qualifying individuals who are unable to afford care. All of our hospitals are certified as providers of Medicare and Medicaid services.

         Private payors include health maintenance organizations, preferred provider organizations, private insurance companies and individual patients. During the year ended September 30, 2000, 37.6% of our net patient service revenue was from private managed care payors. Most of our hospitals offer discounts from established charges to private payors if they are large group purchasers of healthcare services. These discount programs limit our ability to increase charges in response to increasing costs. Patients generally are not responsible for any difference between established hospital charges and amounts reimbursed for such services under Medicare, Medicaid, some private insurance plans, health maintenance organizations or preferred provider organizations, but are generally responsible for services not covered by these plans, and exclusions, deductibles or co-insurance features of their coverage. The amount of such exclusions, deductibles and co-insurance generally has been increasing each year. Collecting amounts due from individual patients is typically more difficult than collecting from governmental or private payors.

COMPETITION

         Our facilities and related businesses operate in competitive environments. A number of factors affect our competitive position within a geographic area, including: the scope, breadth and quality of services; number, quality and specialties of physicians, nurses and other healthcare professionals; reputation; managed care contracting relationships; physical condition of facilities and medical equipment; location; availability of parking or proximity to public transportation; ability to form local hospital networks; tenure in the community; and charges for services. We currently face competition from established, not-for-profit healthcare corporations, as well as investor-sponsored hospital corporations. In the future, we expect to encounter increased competition from companies, like ours, that consolidate hospitals and healthcare companies in specific geographic markets. Continued consolidation in the healthcare industry will be a leading contributing factor to increased competition in markets in which we already have a presence and in markets we may enter in the future.

         A significant factor in the competitive position of a hospital is the number and quality of physicians affiliated with the hospital. In large part, a hospital's revenue, whether from managed care payors, traditional health insurance payors or directly from patients, depend on the quality and scope of physicians' practices associated with the hospital. Physicians refer patients to hospitals on the basis of the quality of services provided by the hospital, the quality of the medical staff and employees affiliated with the hospital, the quality and age of the hospital's facilities and equipment, and the hospital's location. We intend to retain and recruit physicians by equipping our hospitals with technologically advanced equipment, sponsoring training programs to educate physicians on advanced medical procedures and creating an environment within which physicians prefer to practice. While physicians may terminate their association with a hospital operated by us at any time, our hospitals seek to retain physicians of varied specialties on the hospitals' medical staffs and to recruit other qualified physicians. Accordingly, we strive to maintain and improve the level of care at our hospitals, uphold ethical and professional standards and provide quality facilities, equipment, employees and services for physicians and their patients.

         Another factor in the competitive position of a hospital is the ability of its management to negotiate contracts with purchasers of group healthcare services. The importance of obtaining managed care contracts has increased in recent years and is expected to continue to increase as private and government payors and others turn to managed care organizations to help control rising healthcare costs. Some of our markets, including Salt Lake City, have experienced significant managed care penetration. The revenue and operating results of our hospitals are significantly affected by the hospitals' ability to negotiate favorable contracts with managed care payors. Health maintenance organizations and preferred provider organizations use managed care contracts to direct patients to, and manage the use of, hospital services in exchange for discounts from the hospitals' established charges. Traditional health insurers also are interested in containing costs through similar contracts with hospitals.

         An additional competitive factor is whether a hospital is part of a local hospital network and, if so, the scope and quality of services offered by the network and by competing networks. A hospital that is part of a network that offers a broad range of services in a wide geographic area is more likely to obtain more favorable managed care contracts than a hospital that is not. We intend to evaluate changing circumstances in each geographic area in which we operate on an ongoing basis and to position ourselves to compete in these managed care markets by forming our own, or joining with others to form, local hospital networks.

         State certificate of need laws, which place limitations on a hospital's ability to expand hospital services and add new equipment, also may have the effect of restricting competition. The application process for approval of covered services, facilities, changes in operations and capital expenditures is highly competitive. In those states that have no certificate of need laws or that set relatively high thresholds before expenditures become reviewable by state authorities, competition in the form of new services, facilities and capital spending may be more prevalent. Florida is the only state in which we currently operate that requires compliance with certificate of need laws.

         The hospital industry and our hospitals continue to have significant unused capacity. Inpatient utilization, average lengths of stay and average inpatient occupancy rates continue to be negatively affected by pre-authorization and utilization review, medical and pharmacological advances, and payment mechanisms that maximize outpatient and alternative healthcare delivery services for less acutely ill patients. We expect admissions constraints, payor pressures and increased competition to continue. We will endeavor to meet these challenges by expanding our facilities' outpatient services, offering appropriate discounts to private payor groups, upgrading facilities and equipment and offering new programs and services.

         One element of our business strategy is expansion through the acquisition of general, acute care hospitals in growing markets. The competition to acquire hospitals is significant, and we cannot assure you that suitable acquisitions for which other healthcare companies, including those with greater financial resources than ours, may be competing, will be available to us.

EMPLOYEES AND MEDICAL STAFF

         We have approximately 8,100 employees, including approximately 2,800 part-time employees. Our employees are not subject to collective bargaining agreements. We consider our employee relations to be good.

         Our hospitals are staffed by licensed physicians who have been admitted to the medical staff of our individual hospitals. Any licensed physician may apply to be admitted to the medical staff of any of our hospitals, but admission to the staff must be approved by each hospital's medical staff and the appropriate governing board of the hospitals in accordance with established credentialing criteria. With exceptions, physicians generally are not employees of our hospitals. However, some physicians provide services in our hospitals in exchange for a fair market value fee.

         In certain markets, there currently is a shortage of nurses and other medical support personnel. We recruit and retain nurses and medical support personnel by creating a desirable, professional work environment, providing competitive wages, benefits and long-term incentives, and providing career development and other training programs. In order to supplement our current employee base, we intend to expand our relationship with colleges, universities and other medical education institutions in our markets and recruit nurses and other medical support personnel from abroad.

REGULATORY COMPLIANCE PROGRAM

         Our policy is to conduct our business with integrity and in compliance with the law. Our regulatory compliance program is designed to ensure that we maintain high standards of conduct in the operation of our business and implement policies and procedures so that employees act in compliance with all applicable laws, regulations and company policies. The organizational structure of our compliance program includes compliance committees for the board of directors, our corporate management and the local leadership teams at each of our facilities, which have oversight supervision responsibility for effective development and implementation of our program. Our Vice President for Ethics and Business Practices, who reports directly to our Chief Executive Officer, serves as Chief Compliance Officer and is charged with direct responsibility for the development and implementation of our compliance program. We also have a designated Facility Compliance Officer for each facility. Other features of our compliance program include initial and periodic legal compliance and ethics training, development and implementation of policies and procedures, and a mechanism for employees to report, without fear of retaliation, any suspected legal or ethical violations. We have also engaged a nationally recognized law firm to periodically provide independent assessments of the effectiveness of our compliance program.

REIMBURSEMENT

Medicare

         Under the Medicare program, acute care hospitals receive reimbursement under a prospective payment system for inpatient hospital services. Currently, hospitals exempt from the prospective payment system methodology include psychiatric, long-term care, rehabilitation hospitals, children's hospitals and cancer hospitals. Specially designated psychiatric or rehabilitation units that are distinct parts of an acute care hospital and that meet Health Care Financing Administration criteria for exemption are reimbursed on a reasonable cost-based system, subject to cost limits. Under the Balanced Budget Act of 1997, prospective payment system-exempt hospitals and hospital units may receive reduced reimbursement. Effective for cost reporting periods beginning on or after April 1, 2001, inpatient rehabilitation services will be paid through a prospective payment system methodology.

         Under the current hospital prospective payment system, a hospital receives a fixed payment based on the patient's assigned diagnosis related group. This diagnosis related group classifies categories of illnesses according to the estimated intensity of hospital resources necessary to furnish care for each principal diagnosis. The diagnosis related group rates for acute care hospitals are based upon a statistically normal distribution of severity. When treatments for patients fall well outside the normal distribution, providers may request and receive additional payments. The diagnosis related group payments do not consider a specific hospital's actual costs but are adjusted for geographic area wage differentials.

         The diagnosis related group rates are adjusted annually and have been affected by federal legislation. The index used to adjust the diagnosis related group rates, known as the "market basket index," gives consideration to the inflation experienced by hospitals and entities outside of the healthcare industry in purchasing goods and services. However, for several years the percentage increases to the diagnosis related group rates have been lower than the percentage increases in the costs of goods and services purchased by hospitals. The diagnosis related group rates are adjusted each federal fiscal year. We anticipate that future legislation may decrease the future rate of increase for diagnosis related group payments, but we are unable to predict the amount of the reduction.

         Outpatient services traditionally have been paid at the lower of established charges or on a reasonable cost basis. On August 1, 2000, the Health Care Financing Administration began reimbursing hospital outpatient services and certain Medicare Part B services furnished to hospital inpatients who have no Part A coverage on a prospective payment system basis. The Health Care Financing Administration will continue to use existing fee schedules to pay for physical, occupational and speech therapies, durable medical equipment, clinical diagnostic laboratory services and nonimplantable orthotics and prosthetics.

         All services paid under the new prospective payment system are classified into groups called ambulatory payment classifications (APCs). Services in each APC are similar clinically and in terms of the resources they require. A payment rate is established for each APC. The fee schedule for the outpatient prospective payment system is to be updated by the market basket index minus 1.0% for each of the federal fiscal years 2000 through 2002. Depending on the services provided, a hospital may be paid for more than one APC for an encounter. Based upon our preliminary assessment of the recently released final regulations implementing Medicare's new prospective payment system for outpatient hospital care, we currently do not expect such prospective payment system to have a material adverse effect on our future operating results. We have been negatively impacted to some extent by delays in processing our claims under the new prospective payment system for outpatient hospital care subsequent to its implementation in August 2000.

         Medicare historically has reimbursed skilled nursing units within hospitals on the basis of actual costs, subject to limits. The Balanced Budget Act of 1997 requires the establishment of a prospective payment system for Medicare skilled nursing units, under which units will be paid a federal per diem rate for virtually all covered services. The new payment system is being phased in over three cost reporting periods, starting with cost reporting periods beginning on or after July 1, 1998. The impact of the new payment system generally has been to significantly reduce reimbursement for skilled nursing services, which has led many hospitals to close such units. We will monitor closely and evaluate the few remaining skilled nursing units in our hospitals and related facilities to determine whether it is feasible to continue to offer such services under the new reimbursement regime.

Medicaid

         Medicaid programs are funded jointly by federal and state governments and are administered by states under an approved plan. State Medicaid programs may use a prospective payment system, cost-based or other payment methodology for hospital services. Medicaid programs are required to take into account and make payments to hospitals serving disproportionate numbers of low income patients with special needs. Medicaid reimbursement often is less than a hospital's cost of services. The federal government and many states currently are considering significant reductions in the level of Medicaid funding while at the same time expanding Medicaid benefits, which could adversely affect future levels of Medicaid reimbursements received by our hospitals.

Annual Cost Reports

         All hospitals participating in the Medicare and Medicaid programs, whether paid on a reasonable cost basis or under a prospective payment system, are required to meet specific financial reporting requirements. Federal regulations require submission of annual cost reports identifying medical costs and expenses associated with the services provided by each hospital to Medicare beneficiaries and Medicaid recipients. Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to us under these reimbursement programs. The audit process, particularly in the case of Medicaid, takes several years to reach the final determination of allowable amounts under the programs. Providers also have the right of appeal, and it is common to contest issues raised in audits of prior years' reports.

         Many prior year cost reports of our facilities are still open. In the recapitalization transaction with Paracelsus Healthcare Corporation and the Tenet transaction, we negotiated customary indemnification and hold harmless provisions for any damages we may incur relating to any cost report reimbursements, settlements, repayments or fines to the extent they relate to periods prior to the respective closing dates of those transactions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources." We believe we have complied with all federal and state regulations in preparing and filing cost reports since the date of the recapitalization transaction and the acquisition of the Tenet hospitals. However, if any of our facilities are found to be in violation of federal or state laws relating to Medicare or Medicaid that are our responsibility, our facilities and we could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. Any such sanctions could have a material adverse effect on our financial position and results of operations.

Managed Care

         The percentage of admissions and net revenue attributable to managed care payors has increased as a result of pressures to control the cost of healthcare services. We expect that the trend toward increasing percentages related to managed care payors will continue in the future. Generally, we receive lower payments from managed care payors than from traditional commercial/indemnity insurers; however, as part of our business strategy, we intend to take steps to improve our managed care position.

Commercial Insurance

         Our hospitals provide services to some individuals covered by traditional private healthcare insurance. Private insurance carriers make direct payments to hospitals or, in some cases, reimburse their policy holders, based upon the particular hospital's established charges and the particular coverage provided in the insurance policy.

         Commercial insurers are continuing efforts to limit the payments for hospital services by adopting discounted payment mechanisms, including prospective payment or diagnosis related group-based payment systems, for more inpatient and outpatient services. To the extent that these efforts are successful, hospitals may receive reduced levels of reimbursement, which may have a negative impact on operating results.

GOVERNMENT REGULATION AND OTHER FACTORS

Licensure, Certification and Accreditation

         Healthcare facility construction and operation is subject to federal, state and local regulations relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, fire prevention, rate-setting and compliance with building codes and environmental protection laws. Our facilities also are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditation. We believe that all of our operating healthcare facilities are properly licensed under appropriate state laws. All of our operating hospitals are certified under the Medicare program and are accredited by the Joint Commission on Accreditation of Healthcare Organizations, the effect of which is to permit the facilities to participate in the Medicare and Medicaid programs. If any facility loses its accreditation by this Joint Commission, or otherwise loses its certification under the Medicare program, then the facility will be unable to receive reimbursement from the Medicare and Medicaid programs. We intend to conduct our operations in compliance with current applicable federal, state, local and independent review body regulations and standards.

The requirements for licensure, certification and accreditation are subject to change and, in order to remain qualified, we may need to make changes in our facilities, equipment, personnel and services.

Certificates of Need

         In some states, the construction of new facilities, acquisition of existing facilities and addition of new beds or services may be subject to review by state regulatory agencies under a certificate of need program. Florida is the only state in which we currently operate that requires approval under a certificate of need program. These laws generally require appropriate state agency determination of public need and approval prior to the addition of beds or services or other capital expenditures. Failure to obtain necessary state approval can result in the inability to expand facilities, add services, complete an acquisition or change ownership. Further, violation may result in the imposition of civil sanctions or the revocation of a facility's license.

Utilization Review

         Federal law contains numerous provisions designed to ensure that services rendered by hospitals to Medicare and Medicaid patients meet professionally recognized standards and are medically necessary and that claims for reimbursement are properly filed. These provisions include a requirement that a sampling of admissions of Medicare and Medicaid patients be reviewed by peer review organizations that analyze the appropriateness of Medicare and Medicaid patient admissions and discharges, quality of care provided, validity of diagnosis related group classifications and appropriateness of cases of extraordinary length of stay or cost. Peer review organizations may deny payment for services provided, assess fines and recommend to the Department of Health and Human Services that a provider that is in substantial noncompliance with the standards of the peer review organization be excluded from participation in the Medicare program. Most nongovernmental managed care organizations also require utilization review.

Federal Healthcare Program Regulations and Fraud and Abuse

         Participation in any federal healthcare program, like Medicare, is regulated heavily by statute and regulation. If a hospital provider fails to substantially comply with the numerous conditions of participation in the Medicare or Medicaid program or performs specific prohibited acts, the hospital's participation in the Medicare program may be terminated or civil or criminal penalties may be imposed upon it under provisions of the Social Security Act.

         Among these statutes is a section of the Social Security Act known as the anti-kickback statute. This law prohibits providers and others from soliciting, receiving, offering or paying, directly or indirectly, any remuneration with the intent of generating referrals or orders for services or items covered by a federal healthcare program. Violations of this statute constitute a felony and can result in imprisonment or fines, civil penalties up to $50,000, damages up to three times the total amount of remuneration and exclusion from participation in federal healthcare programs, including Medicare and Medicaid.

         As authorized by Congress, the Office of the Inspector General has published final safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the anti-kickback statute. Currently there are safe harbors for various activities, including the following: investment interests, space rental, equipment rental, practitioner recruitment, personal services and management contracts, sale of practice, referral services, warranties, discounts, employees, group purchasing organizations, waiver of beneficiary coinsurance and deductible amounts, managed care arrangements, obstetrical malpractice insurance subsidies, investments in group practices, ambulatory surgery centers, and referral agreements for specialty services.

         The fact that conduct or a business arrangement does not fall within a safe harbor does not automatically render the conduct or business arrangement illegal under the anti-kickback statute. The conduct and business arrangements, however, do risk increased scrutiny by government enforcement authorities. We may be less willing than some of our competitors to enter into conduct or business arrangements that do not clearly satisfy the safe harbors. As a result, this unwillingness may put us at a competitive disadvantage.

         The Office of the Inspector General at the Department of Health and Human Services, among other regulatory agencies, is responsible for identifying and eliminating fraud, abuse and waste. The Office of the Inspector General carries out this mission through a nationwide program of audits, investigations and inspections. In order to provide guidance to healthcare providers, the Office of the Inspector General has from time to time issued "fraud alerts" that, although they do not have the force of law, identify features of a transaction that may indicate that the transaction could violate the anti-kickback statute or other federal healthcare laws. The Office of the Inspector General has identified the following incentive arrangements as potential violations:

- payment of any incentive by the hospital when a physician refers a patient to the hospital;

- use of free or significantly discounted office space or equipment for physicians in facilities usually located close to the hospital;

- provision of free or significantly discounted billing, nursing, or other staff services;

- free training for a physician's office staff, including management and laboratory techniques;

- guaranties that provide that if the physician's income fails to reach a predetermined level, the hospital will pay any portion of the remainder;

- low-interest or interest-free loans, or loans which may be forgiven if a physician refers patients to the hospital;

- payment of the costs of a physician's travel and expenses for conferences;

- payment of services which require few, if any, substantive duties by the physician, or payment for services in excess of the fair market value of the services rendered; or

- purchasing goods or services from physicians at prices in excess of their fair market value.

         We have a variety of financial relationships with physicians who refer patients to our hospitals. Physicians own interests in a few of our facilities. We also have contracts with physicians providing for a variety of financial arrangements, including employment contracts, leases and professional service agreements. We provide financial incentives to recruit physicians to relocate to communities served by our hospitals, including minimum revenue guaranties and loans. We believe that our arrangements with physicians have been structured to comply with current law. Some of our arrangements do not expressly meet requirements for safe harbor protection under the anti-kickback statute. We cannot assure you that regulatory authorities that enforce these laws will not determine that these financial arrangements violate the anti-kickback statute or other applicable laws. This determination could subject us to liabilities under the Social Security Act, including criminal penalties, civil monetary penalties and exclusion from participation in Medicare, Medicaid or other federal healthcare programs, any of which could have a material adverse effect on our business, financial condition or results of operations.

         The Social Security Act also imposes criminal and civil penalties for submitting false claims to Medicare and Medicaid. False claims include, but are not limited to, billing for services not rendered, misrepresenting actual services rendered in order to obtain higher reimbursement and cost report fraud. Like the anti-kickback statute, these provisions are very broad. Further, the Health Insurance Portability and Accountability Act of 1996 created civil penalties for conduct such as upcoding and billing for unnecessary goods and services. Careful and accurate preparation and submission of claims for reimbursement must be performed in order to avoid liability.

         The Health Insurance Portability and Accountability Act also broadened the scope of the fraud and abuse laws by adding several criminal provisions for healthcare fraud offenses that apply to all health benefit programs, whether or not they are reimbursed under a federal program. This act also created new enforcement mechanisms to combat fraud and abuse, including the Medicare Integrity Program and an incentive program under which individuals can receive up to $1,000 for providing information on Medicare fraud and abuse that leads to the recovery of at least $100 of Medicare funds. In addition, federal enforcement officials now have the ability to exclude from Medicare and Medicaid any investors, officers and managing employees associated with business entities that have committed healthcare fraud, even if the investor, officer or employee had no knowledge of the fraud. It also establishes a new violation for the payment of inducements to Medicare or Medicaid beneficiaries in order to influence those beneficiaries to order or receive services from a particular provider or practitioner.

         The Social Security Act also includes a provision commonly known as the "Stark Law." This law prohibits physicians from referring Medicare and Medicaid patients to entities with which they or any of their immediate family members have a financial relationship if these entities provide certain designated health services that are reimbursable by Medicare, including inpatient and outpatient hospital services. Sanctions for violating the Stark Law include civil money penalties up to $15,000 per prohibited service provided, assessments equal to twice the dollar value of each such service provided and exclusion from the federal healthcare programs. There are a number of exceptions to the self-referral prohibition, including an exception for a physician's ownership interest in an entire hospital as opposed to an ownership interest in a hospital department. There are also exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases and recruitment agreements.

         The federal government has not finalized regulations that will set forth exceptions and interpret provisions of the Stark Law. We have structured our financial arrangements with physicians to comply with the statutory exceptions to the Stark Law. However, when the federal government finalizes these regulations, it may interpret the Stark Law differently than we have interpreted it. We cannot predict the final form that these regulations will take or the effect that the final regulations will have on us.

         Evolving interpretations of current, or the adoption of new, federal or state laws or regulations could affect many of the arrangements entered into by each of our hospitals. Law enforcement authorities, including the Office of the Inspector General, the courts and Congress are increasing scrutiny of arrangements between healthcare providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to exchange remuneration for patient care referrals and opportunities. Investigators also have demonstrated a willingness to look behind the formalities of a business transaction to determine the underlying purpose of payments between healthcare providers and potential referral sources.

         Many of the states in which we operate also have adopted, or are considering adopting, laws that prohibit payments to physicians in exchange for referrals similar to the anti-kickback statute, some of which apply regardless of the source of payment for care. These statutes typically provide criminal and civil penalties as well as loss of licensure. Many states also have passed self-referral legislation similar to the Stark Law, prohibiting the referral of patients to entities with which the physician has a financial relationship regardless of the source of payment for care. Little precedent exists for the interpretation or enforcement of these state laws.

The Federal False Claims Act

         Another trend impacting the healthcare industry today is the increased use of the federal False Claims Act, and, in particular, actions being brought by individuals on the government's behalf under the False Claims Act whistleblower provisions. Whistleblower provisions allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. If the government intervenes in the action and prevails, the party filing the initial complaint may share in any settlement or judgment. If the government does not intervene in the action, the whistleblower plaintiff may pursue the action independently.

         When a defendant is determined to be liable under the False Claims Act, it must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,000 to $10,000 for each separate false claim. There are many potential bases for liability under the False Claims Act. Liability often arises when an entity knowingly submits a false claim for reimbursement to the federal government. The False Claims Act defines the term "knowingly" broadly. Thus, although simple negligence will not give rise to liability under the

False Claims Act, submitting a claim with reckless disregard to its truth or falsity constitutes "knowing" submission under the False Claims Act and, therefore, will qualify for liability. In some cases, whistleblowers or the federal government have taken the position that providers who allegedly have violated other statutes, such as the anti-kickback statute and the Stark Law, have thereby submitted false claims under the False Claims Act. From time to time, companies in the healthcare industry, including ours, may be subject to actions under the False Claims Act. We currently are not aware of any actions against us under the False Claims Act.

Corporate Practice of Medicine/Fee Splitting

         The states in which we operate have laws that prohibit unlicensed persons or business entities, including corporations, from employing physicians or laws that prohibit direct or indirect payments or fee-splitting arrangements between physicians and unlicensed persons or business entities. Possible sanctions for violations of these restrictions include loss of a physician's license, civil and criminal penalties and rescission of business arrangements that may violate these restrictions. These statutes vary from state to state, are often vague and seldom have been interpreted by the courts or regulatory agencies. Although we exercise care to structure our arrangements with healthcare providers to comply with the relevant state law, and believe these arrangements comply with applicable laws in all material respects, we cannot assure you that governmental officials charged with responsibility for enforcing these laws will not assert that we, or transactions in which we are involved, are in violation of such laws, or that such laws ultimately will be interpreted by the courts in a manner consistent with our interpretations.

Administrative Simplification

         The Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. On August 17, 2000, the Health Care Financing Administration published final regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. Compliance with these regulations is required by October 16, 2002.

         The Administrative Simplification Provisions also require the Health Care Financing Administration to adopt standards to protect the security and privacy of health-related information. The Health Care Financing Administration proposed regulations containing security standards on August 12, 1998. These proposed security regulations have not been finalized, but as proposed, would require healthcare providers to implement organizational and technical practices to protect the security of electronically maintained or transmitted health-related information. In addition, the Health Care Financing Administration released final regulations containing privacy standards on December 20, 2000. These privacy regulations could be further amended or delayed prior to their current effective date of March 25, 2001. However, if they become effective as currently drafted, the privacy regulations will extensively regulate the use and disclosure of individually identifiable health-related information. The security regulations, as proposed, and the privacy regulations, if they become effective, could impose significant costs on our facilities in order to comply with these standards. Healthcare providers will have two years to come into compliance with any final regulations once they become effective. We cannot predict the final form that these regulations will take or the impact that final regulations, when effective, will have on us.

         Violations of the Administrative Simplification Provisions could result in civil penalties of up to $25,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation. In addition, our facilities will continue to remain subject to any state laws that are more restrictive than the regulations issued under the Administrative Simplification Provisions. These statutes vary by state and could impose additional penalties.

The Emergency Medical Treatment and Active Labor Act

         The Federal Emergency Medical Treatment and Active Labor Act was adopted by Congress in response to reports of a widespread hospital emergency room practice of "patient dumping." At the time of the enactment, patient dumping was considered to have occurred when a hospital capable of providing the needed care sent a patient to another facility or simply turned the patient away based on such patient's inability to pay for his or her care. The law imposes requirements upon physicians, hospitals and other facilities that provide emergency medical services. Such requirements pertain to what care must be provided to anyone who comes to such facilities seeking care before they may be transferred to another facility or otherwise denied care. Regulations recently have been adopted, but not yet implemented, that expand the areas within a facility that must provide emergency treatment. Sanctions for violations of this statute include termination of a hospital's Medicare provider agreement, exclusion of a physician from participation in Medicare and Medicaid programs and civil money penalties. In addition, the law creates private civil remedies that enable an individual who suffers personal harm as a direct result of a violation of the law, and a medical facility that suffers a financial loss as a direct result of another participating hospital's violation of the law, to sue the offending hospital for damages and equitable relief. Although we believe that our practices are in material compliance with the law, we can give no assurance that governmental officials responsible for enforcing the law will not assert that our facilities are in violation of this statute.

Healthcare Reform

         The healthcare industry attracts much legislative interest and public attention. Changes in the Medicare, Medicaid and other programs, hospital cost-containment initiatives by public and private payors, proposals to limit payments and healthcare spending and industry-wide competitive factors are highly significant to the healthcare industry. In addition, a framework of extremely complex federal and state laws, rules and regulations governs the healthcare industry and, for many provisions, there is little history of regulatory or judicial interpretation to rely on.

         The Balanced Budget Act of 1997 has the effect of reducing payments to hospitals and other healthcare providers under the Medicare and Medicaid programs. This law has had, and we expect it to continue to have, an impact on our revenue under the Medicare and Medicaid programs. In addition, there continue to be federal and state proposals that would, and actions that do, impose more limitations on payments to providers like ourselves and proposals to increase co-payments and deductibles from patients.

         Many states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures and change private healthcare insurance. Most states, including the states in which we operate, have applied for and been granted federal waivers from current Medicaid regulations to allow them to serve some or all of their Medicaid participants through managed care providers. We are unable to predict the future course of federal, state or local healthcare legislation. Further changes in the law or regulatory framework that reduce our revenue or increase our costs could have a material adverse effect on our business, financial condition or results of operations.

Conversion Legislation

         Many states have enacted or are considering enacting laws affecting the conversion or sale of not-for-profit hospitals. These laws generally include provisions relating to attorney general approval, advance notification and community involvement. In addition, state attorneys general in states without specific conversion legislation may exercise authority over these transactions based upon existing law. In many states, there has been an increased interest in the oversight of not-for-profit conversions. The adoption of conversion legislation and the increased review of not-for-profit hospital conversions may increase the cost and difficulty or prevent the completion of transactions with not-for-profit organizations in various states.

Healthcare Industry Investigations

         Significant media and public attention has focused in recent years on the hospital industry. There are numerous ongoing federal and state investigations regarding multiple issues including, but not limited to, cost reporting and billing practices relating to clinical laboratory test claims and home health agency costs, physician recruitment practices, and physician ownership of healthcare providers and joint ventures with hospitals. We have substantial Medicare, Medicaid and other governmental billings, which could result in heightened scrutiny of our operations. We continue to monitor these and all other aspects of our business and have developed a compliance program to assist us in gaining comfort that our business practices are consistent with current industry standards. However, because the law in this area is complex and constantly evolving, we cannot assure you that government investigations will not result in interpretations that are inconsistent with industry practices, including ours. In public statements surrounding current investigations, governmental authorities have taken positions on a number of issues, including some for which little official interpretation previously has been available, that appear to be inconsistent with practices that have been common within the industry and that previously have not been challenged in this manner. In some instances, government investigations that have in the past been conducted under the civil provisions of federal law may now be conducted as criminal investigations.

         Many current healthcare investigations are national initiatives in which federal agencies target an entire segment of the healthcare industry. One example is the federal government's initiative regarding hospital providers' improper requests for separate payments for services rendered to a patient on an outpatient basis within three days prior to the patient's admission to the hospital, where reimbursement for such services is included as part of the reimbursement for services furnished during an inpatient stay. In particular, the government has targeted all hospital providers, including several of our hospitals, to ensure conformity with this reimbursement rule. Another example involves the federal government's initiative regarding healthcare providers "unbundling" and separately billing for laboratory tests that should have been billed as a "bundled unit." The federal government also has launched a national investigative initiative targeting the billing of claims for inpatient services related to bacterial pneumonia, as the government has found that many hospital providers have attempted to bill for pneumonia cases under more complex and expensive reimbursement codes, such as diagnosis related groups codes. Further, the federal government continues to investigate Medicare overpayments to prospective payment hospitals that incorrectly report transfers of patients to other prospective payment system hospitals as discharges. We are aware that prior to our acquisition of them, several of our hospitals were contacted in relation to certain government investigations that were targeted at an entire segment of the healthcare industry. Although we take the position that, under the terms of the acquisition agreements, the prior owners of these hospitals retained any liability resulting from these government investigations, we cannot assure you that the prior owners' resolution of these matters or failure to resolve these matters, in the event that any resolution was deemed necessary, will not have a material adverse effect on our operations.

         It is possible that governmental entities may initiate similar investigations in the future at hospitals operated by us and that such investigations may result in significant penalties to us. In some instances, indemnity insurers and other non-governmental payors of hospitals under investigation or the subject of litigation have sought repayment from hospitals for alleged wrongful conduct that was identified by government attorneys or investigators. These insurers and other non-government payors may not have had any more information than their review of the government's investigation or court actions. Therefore, governmental investigation of us or entities with whom we do business could result in adverse publicity concerning us and could limit our ability to make acquisitions.

         The positions taken by authorities in the current investigations or any future investigations of us or other providers and the liabilities or penalties that may be imposed could have a material adverse effect on our business, financial condition or results of operations.

HEALTH CHOICE

         Health Choice is a prepaid Medicaid managed health plan in the Phoenix, Arizona area that was acquired in connection with the acquisition of the Tenet hospitals. Health Choice derives approximately 100% of its revenue through a contract with the Arizona Health Care Cost Containment System to provide specified health services to qualified Medicaid enrollees through contracts with providers. The contract requires us to provide healthcare services in exchange for fixed periodic payments and supplemental payments from the Arizona Health Care Cost Containment System. These services are provided regardless of the actual costs incurred to provide these services. We receive reinsurance and other supplemental payments from the Arizona Health Care Cost Containment System to cover certain costs of healthcare services that exceed certain thresholds. Health Choice is reimbursed for healthcare costs that exceed stated amounts at a rate of 75% (85% for catastrophic cases) of qualified healthcare costs in excess of stated levels of $5,000 to $35,000 depending on the rate code assigned to the member. Qualified costs are the lesser of the amount paid by Health Choice or the Arizona Health Care Cost Containment System fee schedule. We have provided performance guaranties in the form of a surety bond in the amount of $9.4 million and a letter of credit in the amount of $1.6 million for the benefit of the Arizona Health Care Cost Containment System to support our obligations under the contract to provide and pay for the healthcare services. The amount of the performance guaranty that the Arizona Health Care Cost Containment System requires is based upon the membership in the plan and the related capitation paid to us. We currently do not expect a material increase in the amount of the performance guaranties during the 2001 fiscal year. The term of the current contract with the Arizona Health Care Cost Containment System is five years, with annual renewal options, and expires on September 30, 2002. In the event the contract with the Arizona Health Care Cost Containment System were to be discontinued, our financial condition and results of operations could be adversely affected.

         Health Choice is subject to state and federal laws and regulations, and the Health Care Financing Administration and the Arizona Health Care Cost Containment System have the right to audit Health Choice to determine the plan's compliance with such standards. Health Choice is required to file periodic reports with the Arizona Health Care Cost Containment System and to meet certain financial viability standards. Health Choice also must provide its members with certain mandated benefits and must meet certain quality assurance and improvement requirements. As of October 16, 2002, Health Choice must comply with the standardized formats for electronic transactions set forth in the Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act, and when final regulations become effective, Health Choice will be required to comply with federal security and privacy standards for health-related information. We cannot predict the final form that these regulations will take or the impact that the final regulations, when effective, will have on us.

         The federal anti-kickback statute has been interpreted to prohibit the payment, solicitation, offering or receipt of any form of remuneration in return for the referral of federal healthcare program patients or any item or service that is reimbursed, in whole or in part, by any federal healthcare program. Similar anti-kickback statutes have been adopted in Arizona, which apply regardless of the source of reimbursement. The Department of Health and Human Services has adopted safe harbor regulations specifying certain relationships and activities that are deemed not to violate the federal anti-kickback statute that specifically relate to managed care: (i) waivers by health maintenance organizations of Medicare and Medicaid beneficiaries' obligation to pay cost-sharing amounts or to provide other incentives in order to attract Medicare and Medicaid enrollees; (ii) certain discounts offered to prepaid health plans by contracting providers; (iii) certain price reductions offered to eligible managed care organizations; and (iv) certain price reductions offered by contractors with substantial financial risk to managed care organizations. We believe that the incentives offered by Health Choice to its Medicaid enrollees and the discounts it receives from contracting healthcare providers should satisfy the requirements of the safe harbor regulations. However, failure to satisfy each criterion of the applicable safe harbor does not mean that the arrangement constitutes a violation of the law; rather the safe harbor regulations provide that the arrangement must be analyzed on the basis of its specific facts and circumstances. We believe that Health Choice's arrangements comply with the federal anti-kickback statute and similar Arizona statutes.

ENVIRONMENTAL MATTERS

         We are subject to various federal, state and local laws and regulations relating to environmental protection. Our hospitals are not highly regulated under environmental laws because we do not engage in any industrial activities at those locations. The principal environmental requirements and concerns applicable to our operations relate to the proper handling and disposal of small quantities of hazardous and low level medical radioactive waste, ownership or historical use of underground and above-ground storage tanks at some locations, management of potential past and future impacts from leaks of hydraulic fluid or oil associated with elevators, chiller units or incinerators, appropriate management of asbestos-containing materials present or likely to be present at some locations, and potential acquisition of or maintenance of air emission permits for boilers or other equipment. We do not expect the matters discussed above and our compliance with environmental laws and regulations to have a material impact on our capital expenditures, earnings or competitive position. We also may be subject to requirements related to the remediation of, or the liability for remediation of, substances that have been released to the environment at properties owned or operated by us or at properties where substances were sent for off-site treatment or disposal. These remediation requirements may be imposed without regard to fault, and liability for environmental remediation can be substantial.

INSURANCE

         As is typical in the healthcare industry, we are subject to claims and legal actions by patients in the ordinary course of business. To cover these claims, we maintain professional malpractice liability insurance and general liability insurance in amounts that we believe to be sufficient for our operations, although some claims may exceed the scope of the coverage in effect. We also maintain umbrella coverage. Losses up to our self-insured retentions and any losses incurred in excess of amounts maintained under such insurance will be funded from working capital. At various times in the past, the cost of malpractice and other liability insurance has risen significantly. Therefore, we cannot assure you that this insurance will continue to be available at reasonable prices that will allow us to maintain adequate levels of coverage. We also cannot assure you that our cash flow will be adequate to provide for professional and general liability claims in the future.

RISK FACTORS

         If We Are Unable to Enter Into Favorable Contracts with Managed Care Payors, Our Operating Revenue May be Reduced

         Our ability to negotiate favorable contracts with health maintenance organizations, preferred provider organizations and other managed care payors significantly affects the revenue and operating results of most of our hospitals. If we lose any of these contracts or are unable to enter into new contracts on favorable terms, our revenue derived from operations will be reduced and our growth prospects will be diminished. Certain of our contracts with managed care payors are capitated contracts, under which we receive specific fixed periodic payments based on the number of members of the organization we service, regardless of the actual costs incurred and services provided. The payments we receive may not be adequate to cover the cost of meeting the healthcare needs of the covered persons. Revenue derived from health maintenance organizations, preferred provider organizations and other managed care payors accounted for approximately 33% of our net revenue for the year ended September 30, 2000. As such, our future success will depend, in part, on our ability to renew existing managed care contracts and enter into new managed care contracts on terms favorable to us. Other healthcare companies, including some with greater financial resources or a wider range of services, also may be competing for these opportunities.

         Our Hospitals Face Competition for Patients From Other Hospitals and Healthcare Providers

         The hospital industry is highly competitive. Our hospitals face competition for patients from other hospitals in our markets, large tertiary care centers and outpatient service providers that provide similar services to those provided by our hospitals. Some of the hospitals that compete with ours are owned by governmental agencies or not-for-profit corporations supported by endowments and charitable contributions and can finance capital expenditures and operations on a tax-exempt basis. Some of our competitors are larger, are more established, offer a wider range of services and have more capital and other resources than we do. If our competitors are able to finance capital improvements, expand services or obtain favorable managed care contracts at their facilities, we may be unable to attract patients away from these hospitals.

         Recent Legislative Changes Limiting Payments Provided by Governmental Programs May Significantly Reduce Our Revenue

         Government healthcare programs, such as Medicare and Medicaid, accounted for approximately 37% of our net revenue, exclusive of revenue from Health Choice, for the year ended September 30, 2000. Recent legislative changes, including those enacted as part of the Balanced Budget Act of 1997, have resulted in limitations on and, in some cases, reductions in levels of, payments to healthcare providers under many of these government programs. Many changes imposed by the Balanced Budget Act of 1997 are being phased in over a period of years. Certain rate reductions resulting from the Balanced Budget Act of 1997 are being mitigated by the Balanced Budget Refinement Act of 1999 and will be mitigated by the Benefits Improvement Protection Act of 2000. Nonetheless, the Balanced Budget Act of 1997 significantly changed the method of payment under the Medicare and Medicaid programs, which has resulted, and we expect will continue to result, in significant reductions in payments for our inpatient, outpatient, home health and skilled nursing services, which may cause our revenue to decline. Final regulations implementing Medicare's new prospective payment system for outpatient hospital services were enacted recently. To date, our cash flows have been negatively impacted to some extent by the delays in processing our claims under the new system.

         Our Future Revenue and Profitability May be Constrained by Future Healthcare Cost Containment Initiatives Undertaken by Purchasers of Healthcare Services

         Efforts by major purchasers of healthcare, including federal and state governments, managed care companies and insurance companies, to revise payment methodologies and monitor healthcare expenditures in order to contain and reduce healthcare costs may have a material adverse effect on our revenue and profitability. As a result of these initiatives, organizations offering prepaid and discounted medical services packages may represent an increasing portion of our patient admissions and they may negotiate increased discounts or fixed prospective payment contracts resulting in reduced hospital revenue growth. If we are unable to lower costs by increasing operational efficiencies to offset declining reimbursements and payments, our revenue and profitability will be adversely affected.

         We May Continue to Have Operating Losses at Rocky Mountain Medical
Center

         The census levels and resulting net revenue at Rocky Mountain Medical Center have been significantly lower than we expected prior to opening the hospital, principally as a result of what we believe to be exclusionary contracting practices pursued in the Salt Lake City market by a competitor. We believe these exclusionary contracting practices have had a material adverse effect on the business and operations of Rocky Mountain Medical Center by precluding certain significant managed care companies from contracting with Rocky Mountain Medical Center, thereby preventing certain physicians and patients from using this facility. We filed a lawsuit against the competitor seeking damages and other remedies, but were unable to obtain injunctive relief. To improve census levels, we recently have executed managed care contracts that are effective January 1, 2001 with two large payors in the Salt Lake City market. These payors previously did not contract with Rocky Mountain Medical Center because of the exclusionary contracting practices of our competitor. If we are unsuccessful in growing revenue at Rocky Mountain Medical Center and reducing operating losses, we may be forced to significantly alter our plans and strategies with respect to this hospital.

         Our Performance Depends on Our Ability to Recruit and Retain Quality Physicians at Our Hospitals

         The success of our hospitals depends on the following factors, among others: the number and quality of the physicians on the medical staff of, or who admit patients to, our hospitals; the admissions practices of those physicians; and the maintenance of good relations between us and those physicians.

         We generally do not employ physicians, and most of our staff physicians have admitting privileges at other hospitals. Our inability to recruit and retain physicians, or our inability to provide hospital staffing or services at our hospitals that meet the needs of physicians, could make it more difficult to attract patients to our hospitals and could affect our profitability.

         Our Hospitals Face Competition for Staffing, Which May Increase our Labor Costs and Reduce Profitability

         We compete with other healthcare providers with respect to attracting and retaining qualified management personnel responsible for the day-to-day operations of each of our hospitals, as well as nurses and other non-physician healthcare professionals. In certain markets, the availability of nurses and other medical support personnel has become a significant operating issue to hospitals and other providers of healthcare services. This shortage of nurses or trained personnel may require us to enhance our wage and benefits package in order to attract and retain them or to hire more expensive temporary personnel. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. If our labor costs increase, we may not be able to raise our rates charged to payors to offset these increased costs. Because a significant percentage of our revenue consists of fixed, prospective payments, our ability to pass along increased labor costs is constrained. Any significant failure to attract and retain qualified management, nurses and other medical support personnel, control our labor costs, or pass on any increased labor costs to payors through rate increases could have a material adverse effect on our profitability.

         Our Significant Indebtedness May Limit Our Ability to Grow and Compete with Other Hospital Companies

         The amount of our outstanding indebtedness is large compared to the net book value of our assets, and we have substantial repayment obligations under our outstanding debt. In addition, the outstanding indebtedness under our bank credit facility bears interest at a floating rate plus a fixed margin. Therefore, increases in prevailing interest rates will increase our interest payment obligations. As a result of our substantial debt repayment obligations, we are limited in our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to make principal and interest payments. Our indebtedness increases our vulnerability to general adverse economic and industry conditions because we must still meet our significant debt service obligations, notwithstanding the fact that our revenue may have decreased. This could affect our ability to develop as a company by limiting our ability to obtain additional financing to fund future working capital requirements, operations, including operating losses of Rocky Mountain Medical Center, capital expenditures, acquisitions and other general corporate requirements.

         Our debt agreements contain significant financial covenants and restrict our ability to incur additional indebtedness, make capital expenditures, engage in mergers, acquisitions and asset sales, incur liens and engage in sale-leaseback transactions. If we breach any of the restrictions in our debt agreements, we may have to repay immediately a significant portion of our indebtedness. In addition, substantially all of our outstanding common stock has been pledged for the benefit of our lenders as security for our obligations under our bank credit facility. In the event of a default under our bank credit facility, our lenders would have the right to foreclose on the common stock.

         We are Subject to Governmental Regulation and We May Be Subjected to Allegations that We Failed to Comply with Governmental Regulations, Which May Result in Sanctions that Reduce Our Revenue and Profitability

         The healthcare industry is subject to extensive federal, state and local laws, including regulations with respect to licensure, conduct of operations, ownership of facilities, addition of facilities and services, and prices for services. These laws and regulations are extremely complex and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation of these laws. In particular, Medicare and Medicaid fraud and abuse provisions, known as the "anti-kickback statute," prohibit certain business practices and relationships related to items or services reimbursable under Medicare, Medicaid and other federal healthcare programs, including the payment or receipt of remuneration to induce or arrange for the referral of patients covered by a federal or state healthcare program.

         Federal government safe harbor regulations describe some of the conduct and business relationships immune from prosecution under the anti-kickback statute. However, because there are a limited number of safe harbors that often apply only to a very limited scope of activity, not all legal arrangements fit within safe harbors. The fact that a given business arrangement falls outside one of these safe harbors does not render the arrangement illegal; however, business arrangements that fail to satisfy a safe harbor risk scrutiny by enforcement authorities. We try to structure our business arrangements to fit within or as close as possible to one of these safe harbors. Enforcement authorities could determine that any of our hospitals' arrangements that do not meet a safe harbor violate the anti-kickback statute or other federal laws. Such a determination could subject us to liabilities under the Social Security Act, including criminal penalties, civil money penalties or exclusion from participation in Medicare, Medicaid or other federal healthcare programs, any of which could impair our ability to operate one or more of our hospitals or to operate profitably.

         The Health Insurance Portability and Accountability Act of 1996, which became effective January 1, 1997, added new fraud and abuse laws that include all healthcare services, whether or not they are reimbursed under a federal or state program, and created new enforcement mechanisms to combat fraud and abuse, including an incentive program under which individuals can receive up to $1,000 for providing information on Medicare fraud and abuse that leads to the recovery of at least $100 of Medicare funds. This statute also requires hospitals and other providers to implement measures to ensure the privacy and security of patients' medical records. Further, this statute requires healthcare providers to comply with electronic data transmission standards when submitting or receiving certain healthcare transactions electronically. We may incur additional expenses in order to comply with the new standards, although we cannot foresee the extent of our costs for implementing the requirements at this stage.

         In addition, the portion of the Social Security Act commonly known as the "Stark Law" prohibits physicians from referring Medicare or Medicaid patients to certain providers of designated health services if the physician or a member of his immediate family has an ownership interest or compensation arrangement with that provider. Sanctions for violating the Stark Law include civil money penalties and possible exclusion from the Medicare program.

         Many states have adopted or are considering similar anti-kickback and physician self-referral legislation, some of which extends beyond the scope of federal law to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of the source of payment for care.

         Some states require healthcare providers to receive prior approvals known as certificates of need for the purchase, construction and expansion of healthcare facilities, capital expenditures exceeding a prescribed amount, changes in bed capacity or services and other matters. Such determinations are based upon a state's determination of need for additional or expanded healthcare facilities or services. Florida is the only state in which we currently own hospitals that has certificate of need laws. The failure to obtain any required certificate of need could impair our ability to operate or expand operations in Florida.

         The laws, rules and regulations described above are ever-changing, complex and subject to interpretation. We exercise care in structuring arrangements with physicians and other referral sources to comply in all material respects with applicable laws. It is possible, however, that government officials responsible for enforcing such laws could assert that we or transactions in which we are involved, are in violation of such laws. It also is possible that courts could interpret such laws in a manner inconsistent with our interpretations. In the event of a determination that we are in violation of such laws, or if further changes in the regulatory framework occur, any such determination or changes could result in monetary or punitive sanctions or exclusion from governmental programs, any of which could impair our ability to operate profitably.

         Providers in the Hospital Industry Have Been the Subject of Federal and State Investigations, and We May Become Subject to Such Investigations in the Future

         Both federal and state government agencies have announced heightened and coordinated civil and criminal enforcement efforts as part of their ongoing investigations related to referral, cost reporting and billing practices, laboratory and home healthcare services and physician ownership and joint ventures involving hospitals.

In addition, the Office of the Inspector General of the U.S. Department of Health and Human Services and the Department of Justice have from time to time established enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Recent initiatives include a focus on hospital billing for outpatient charges associated with inpatient services, as well as hospital laboratory billing practices.

         As part of our hospital operations, we operate laboratories and provide some home healthcare services. We also have significant Medicare and Medicaid billings. Although we monitor our billing practices and hospital practices to maintain compliance with prevailing industry interpretations of applicable law and believe that our current practices are consistent with current industry practices, government investigations or interpretations inconsistent with industry practices could occur. In public statements, governmental authorities have taken positions on issues for which little official interpretation had been available previously, such as the legality of physician ownership in healthcare facilities in which they perform services and the propriety of including marketing costs in the Medicare cost report of hospital-affiliated home health agencies. Some of these positions appear to be inconsistent with practices that have been common within the industry and which have not been challenged previously in this manner. Moreover, some government investigations that have been conducted in the past under the civil provisions of federal law are now being conducted as criminal investigations under the Medicare fraud and abuse laws. We have reviewed the current billing practices at all of our facilities in light of these investigations and do not believe that any of our facilities are taking positions on reimbursement issues that are contrary to the government's position on these issues. Moreover, none of our hospitals currently have physician investors, although our hospitals may have physician investors in the future and some of our ambulatory surgery centers currently have physician investors. Nevertheless, we cannot predict whether we or other hospital operators will be the subject of future investigations or inquiries.

         We Have a Limited Operating History

         Our current management team began operating our hospitals in October 1999. As a result, although the individual members of our management team have experience managing large groups of hospitals, they have limited experience managing our hospitals and working together as a single management team. Therefore, you should evaluate our business operations in view of the risks, uncertainties, delays and difficulties associated with a new company.

         If We Fail to Successfully Implement and Integrate Our Management Information Systems at Our Hospitals, Our Expenses Could Increase, Our Cash Flows Could Be Negatively Affected and Our Profitability Could Decline

         Our success is dependent in part on our access to sophisticated information systems and ability to successfully implement and integrate these systems into our hospitals. We recently have converted and upgraded our information systems in certain of our facilities in Utah, Florida and Texas, and plan to complete conversions at our remaining hospitals no later than December 31, 2001. If we are unable to successfully implement and integrate these systems, we may experience delays in collection of net revenue and may not be able to realize anticipated cost savings and, as a result, our profitability could be reduced. These systems are essential to the following areas of our business operations, among others: patient accounting, including billing and collection of accounts receivable, financial, accounting and reporting, coding, payroll, compliance, laboratory systems, radiology and pharmacy systems, medical records, document storage, materials management, asset management, and negotiating, pricing and managing payor contracts.

         Significant Competition From Other Healthcare Companies May Impact Our Ability to Acquire Hospitals on Favorable Terms

         One element of our business strategy is to expand through selective acquisitions of hospitals in our existing markets and in new high growth markets. We compete for acquisitions with other healthcare companies, some of which have greater financial resources than us. Therefore, we may not be able to acquire hospitals on terms favorable to us or at all.

         Difficulties with the Integration of Acquisitions May Disrupt Our Ongoing Operations

         If we are able to make acquisitions, we cannot guarantee that we will be able to effectively integrate the acquired facilities with our existing operations. The process of integrating acquired hospitals may require a disproportionate amount of management's time and attention, potentially distracting management from its day-to-day responsibilities. In addition, poor integration of acquired facilities could cause interruptions to our business activities, including those of the acquired hospitals. As a result, we may not realize all or any of the anticipated benefits of an acquisition and we may incur significant costs.

         If Any One of the Regions in Which We Operate Experiences an Economic Downturn or Other Material Changes, Our Overall Business Results May Suffer

         Of our 15 general, acute care hospitals, five are located in Salt Lake City, three are located in Phoenix, three are located in Tampa-St. Petersburg, and four are located in the State of Texas. For the year ended September 30, 2000, our Salt Lake City hospitals generated 25% of our net revenue, our Phoenix hospitals generated 22%, our Tampa-St. Petersburg hospitals generated 20%, our Texas hospitals generated 21% and other operations, including Health Choice, our Arizona-based managed care health plan, generated the remaining 12% of our net revenue. Accordingly, any material change in the current demographic, economic, competitive and regulatory conditions in our regions could adversely affect our overall business results because of the significance of our operations in each of these states to our overall operating performance. Moreover, due to the concentration of our revenue in only four regions, our business is not diversified and is, therefore, subject to greater market risks than some competing multi-facility healthcare companies. Because each region in which we do business may represent 20% or more of our revenue, our profitability also could be diminished due to market volatility in any one of these markets or negative changes in any of a number of market conditions.

         We May be Subject to Liabilities Because of Claims Brought Against Our Owned and Leased Hospitals

         In recent years, plaintiffs have brought actions against hospitals and other healthcare providers, alleging malpractice, product liability or other legal theories. Many of these actions involved large claims and significant defense costs. We maintain professional malpractice liability insurance and general liability insurance in amounts that management believes are sufficient for its operations to cover claims arising out of the operations of its hospitals. Some of the claims, however, could exceed the scope of the coverage in effect or coverage of particular claims could be denied. Although our professional and other liability insurance has been adequate in the past to provide for liability claims, we cannot assure you that adequate levels of insurance will continue to be available on acceptable terms.

         Our Inability to Control Healthcare Costs in Our Health Choice Plan May Result in Premiums that Are Not Sufficient to Cover Medical Costs

         During the year ended September 30, 2000, our Health Choice health plan generated approximately 11% of our net revenue. The Arizona Health Care Cost Containment System sets the premium payments we receive at Health Choice. If we fail to effectively manage healthcare costs, the costs of healthcare services and supplies that we provide to the members of Health Choice may exceed the premiums we receive. This shortfall could significantly change our results of operations and affect our profitability. Many factors can cause actual healthcare costs to exceed the premiums set by the Arizona Health Care Cost Containment System, including the increased cost of individual healthcare services, the type and number of individual healthcare services delivered and the occurrence of catastrophes or epidemics and other unforeseen occurrences.

ITEM 2.  PROPERTIES.

         We operate 15 general, acute care hospitals and five ambulatory surgery centers. Of the 15 hospitals we operate, we own 11 hospitals and lease four hospitals pursuant to lease agreements. Three of the surgery centers we operate are owned by joint ventures in which we own varying interests. The following table contains information concerning our hospitals and ambulatory surgery centers.

                                                                                          LICENSED
                 HOSPITALS                                     CITY             STATE       BEDS
                 ---------                                     ----             -----       ----
         Davis Hospital and Medical Center                    Layton              UT         126
         Jordan Valley Hospital                            West Jordan            UT          50
         Pioneer Valley Hospital(1)                      West Valley City         UT         139
         Rocky Mountain Medical Center                    Salt Lake City          UT         118
         Salt Lake Regional Medical Center                Salt Lake City          UT         200
         Mesa General Hospital Medical Center(2)               Mesa               AZ         143
         St. Luke's Medical Center(3)(4)                     Phoenix              AZ         350
         Tempe St. Luke's Hospital(4)                         Tempe               AZ         106
         Memorial Hospital of Tampa                           Tampa               FL         174
         Palms of Pasadena Hospital                       St. Petersburg          FL         307
         Town & Country Hospital                              Tampa               FL         201
         Mid-Jefferson Hospital                             Nederland             TX         138
         Odessa Regional Hospital                             Odessa              TX         100
         Park Place Medical Center                         Port Arthur            TX         244
         Southwest General Hospital                        San Antonio            TX         286

         Surgery Centers
         ---------------

         Davis Surgical Center(5)                             Layton              UT          --
         Sandy City ASC(6)                                 West Jordan            UT          --
         Biltmore Surgery Center(7)                          Phoenix              AZ          --
         Metro Surgery Center                                  Mesa               AZ          --
         Arizona Diagnostic and Surgery Center                 Mesa               AZ          --

-------------------------

     (1) Pioneer Valley Hospital is leased pursuant to a lease agreement that expires on June 30, 2004. We have options to extend the term of the lease through June 30, 2034.

     (2) Mesa General Hospital Medical Center is leased pursuant to a lease agreement that expires on July 31, 2003. We have options to extend the term of the lease through July 31, 2023.

     (3) Includes St. Luke's Behavioral Health Center.

     (4) St. Luke's Medical Center, St. Lukes Behavioral Center and Tempe St. Luke's Hospital are leased pursuant to a lease agreement that expires on January 31, 2010. We have an option to extend the term of the lease through January 31, 2015.

     (5) Owned by a joint venture in which we own a 30% interest.

     (6) Owned by a joint venture in which we own a 50% interest.

     (7) Owned by a joint venture in which we own a 62.4% interest.

         We also operate medical office buildings in conjunction with our hospitals. These office buildings are occupied primarily by physicians who practice at our hospitals.

         Our principal executive offices in Franklin, Tennessee are located in approximately 18,500 square feet of office space, subject to a lease that expires in 2003 with respect to approximately 2,000 square feet and in 2005 with respect to the remaining 16,500 square feet. We have an option to extend the term of the lease for two additional five-year periods. Our principal executive offices, hospitals and other facilities are suitable for their respective uses and generally are adequate for our present needs.

ITEM 3.  LEGAL PROCEEDINGS.

         On August 18, 2000, our subsidiary, Rocky Mountain Medical Center, filed a Complaint and Motion for Preliminary Injunction in the Third Judicial District Court for Salt Lake County, State of Utah against St. Mark's Hospital. St. Mark's Hospital is owned by HCA-The Healthcare Company. The complaint alleges certain state law violations by St. Mark's Hospital, including exclusionary contracting practices constituting, among other things, a group boycott under the Utah Antitrust Act, and seeks both injunctive relief and unspecified monetary and punitive damages. A preliminary injunction hearing was held on October 3, 2000, which resulted in the court denying our request for a preliminary injunction. The case is still pending with a trial date currently scheduled for May 2002. We intend to continue to vigorously pursue this litigation.

         We are involved in other litigation and proceedings in the ordinary course of our business. We do not believe the outcome of any such litigation will have a material adverse effect upon our business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of stockholders during the fourth quarter ended September 30, 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         There is no established public trading market for our common stock. At September 30, 2000, there were 61 holders of record of our common stock.

         We have not declared or paid a cash dividend on our common stock. It is the present policy of our board of directors to retain all earnings to support operations and finance expansion. Our senior credit facilities restrict our ability to pay cash dividends on our common stock, and the indenture governing our senior subordinated notes currently prohibits the payment of cash dividends on our common stock.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following tables present selected financial data for our company for the year ended September 30, 2000 derived from our audited consolidated and combined financial statements and include financial data for the Tenet hospitals from October 15, 1999, their date of acquisition. The selected financial data reflects all adjustments that, in the opinion of our management, are necessary for a fair presentation of such information.

         The following tables also present selected historical financial data for the Paracelsus hospitals for each of the fiscal years in the three years ended December 31, 1998, and for the nine months ended September 30, 1998 and 1999. We have derived the selected financial data for each of the three years ended December 31, 1996, 1997 and 1998 and for the nine months ended September 30, 1999 from the combined financial statements of the Paracelsus hospitals, which have been audited by Ernst & Young LLP, independent auditors for Paracelsus Healthcare Corporation. We have derived the selected financial data for the nine months ended September 30, 1998 from the unaudited combined financial statements of the Paracelsus hospitals.

                                   IASIS                                      PARACELSUS HOSPITALS(1)
                               -------------    ------------------------------------------------------------------------------
                                                                                                                   PREDECESSOR
                                                                                                                     COMPANY
                                                                                                        PERIOD     -----------
                                                                                                      FROM DATE      PERIOD
                                                                                                         OF          FROM
                                YEAR ENDED        NINE MONTHS ENDED             YEARS ENDED          ACQUISITION    JANUARY 1,
                               SEPTEMBER 30,        SEPTEMBER 30,               DECEMBER 31,              TO          1996
                               -------------   -----------------------     -----------------------   DECEMBER 31,   TO DATE OF
                                   2000          1999          1998          1998          1997          1996      ACQUISITION
                                 ---------     ---------     ---------     ---------     ---------     ---------     -------
(in thousands)
STATEMENT OF OPERATIONS DATA:
Net revenue                      $ 815,163     $ 137,397     $ 134,017     $ 178,309     $ 186,263     $  98,249     $88,886
Costs and expenses:
  Salaries and benefits            285,451        47,169        47,306        63,158        63,902        41,040      32,087
  Supplies and other
   operating expenses              357,552        56,846        55,073        71,346        71,609        43,343      32,377
  Provision for bad debts           60,579         9,934         8,131        11,822        16,488         7,382       6,032
  Interest, net                     62,352         7,304        13,426        17,088        22,097         8,465       6,125
  Depreciation and
   amortization                     47,559         9,620         8,606        11,770        11,122         6,863       4,031
  Allocated management fees             --         5,027         4,940         6,587         7,519         3,839       2,822
  Recapitalization costs(2)          3,478            --            --            --            --            --          --
  Restructuring and
   impairment charges(3)                --            --            --            --            --        52,492          --
  Loss contract accrual(4)              --            --            --            --            --        38,082          --
  Reversal of excess loss
   contract accrual(4)                  --            --        (7,500)       (7,500)      (15,531)           --          --
  Cost of hospital
   closure(5)                           --            --            --            --         3,500            --          --
                                 ---------     ---------     ---------     ---------     ---------     ---------     -------
  Total costs and expenses         816,971       135,900       129,982       174,271       180,706       201,506      83,474
                                 ---------     ---------     ---------     ---------     ---------     ---------     -------
   Earnings (loss) from
    continuing operations
    before income  taxes            (1,808)        1,497         4,035         4,038         5,557      (103,257)      5,412
  Minority interests                    74          (140)           54            68            23            --          --
                                 ---------     ---------     ---------     ---------     ---------     ---------     -------
   Earnings (loss) from
    continuing operations
    before income taxes             (1,882)        1,637         3,981         3,970         5,534      (103,257)      5,412
  Income tax expense
   (benefit)                         2,219            --            --            --            --        (9,210)      2,116
                                 ---------     ---------     ---------     ---------     ---------     ---------     -------
   Net earnings (loss)
    from continuing
    operations                   $  (4,101)    $   1,637     $   3,981     $   3,970     $   5,534     $ (94,047)    $ 3,296
                                 =========     =========     =========     =========     =========     =========     =======


BALANCE SHEET DATA(6):
Total assets                     $ 873,839     $ 213,259     $ 222,458     $ 216,319     $ 232,943     $ 256,288
Long-term debt and capital
  lease obligations
  (including current
   portion)                        557,654         1,499         1,269         2,273         2,019         1,565
Stockholder's equity
  (deficit)(7)                       5,431       (84,585)      (85,568)      (85,635)      (89,115)      (93,879)
Working capital                     65,018         3,687        17,433        10,350        16,028        11,112

------------------------
(1) The selected financial data includes financial data for the Paracelsus hospitals for the following periods:

            HOSPITAL                                   PERIOD
 --------------------------------       -------------------------------------

 Davis Hospital and Medical             Paracelsus Healthcare Corporation
  Center                                acquired facility May 17, 1996
                                        (predecessor company)

 Pioneer Valley Hospital                Paracelsus Healthcare Corporation
                                        acquired facility May 17, 1996
                                        (predecessor company)

 Rocky Mountain Medical Center          Since being acquired by Paracelsus
                                        Healthcare Corporation as of May
                                        17, 1996 through closure of
                                        facility as of June 30, 1997.
                                        Facility was reopened April 10,
                                        2000 by IASIS

 Salt Lake Regional Medical             Since being acquired by Paracelsus
  Center                                Healthcare Corporation on August
                                        16, 1996

 Jordan Valley Hospital                 Since being acquired by Paracelsus
                                        Healthcare Corporation on August
                                        16, 1996


(2) We incurred legal, accounting and other related charges of approximately $3.5 million in connection with the recapitalization transaction.

(3) During 1996, an impairment charge of approximately $52.5 million was recorded due to significant losses incurred at Rocky Mountain Medical Center. The charge was based upon independent third party appraisals.

(4) The loss reserve of approximately $38.1 million initially recorded in 1996 in connection with an unprofitable capitated Medicare managed care contract at Rocky Mountain Medical Center was reduced by approximately $15.5 million in 1997 and by $7.5 million in 1998 based on the final settlement of the unprofitable payor contract.

(5) In 1997, a charge of $3.5 million was recorded due to the closure of Rocky Mountain Medical Center in June 1997.

(6) Balance sheet data for the predecessor company for the period from January 1, 1996 to the date of acquisition represents information for only two hospitals and therefore is not considered comparable with other periods.

(7) On October 26, 2000, all shares of our mandatorily redeemable Series A and Series B Preferred Stock were converted into shares of our common stock on a ten-for-one basis. This conversion will be recorded in the first quarter of fiscal 2001 and will increase our stockholders' equity by approximately $189.3 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated and combined financial statements, the notes to our consolidated and combined financial statements, and the other financial information appearing elsewhere in this report. Data for the year ended September 30, 2000 has been derived from our audited consolidated and combined financial statements. Data for the nine months ended September 30, 1999 has been derived from the audited combined financial statements of Paracelsus Healthcare Corporation. Data for the year ended September 30, 1999 and the nine months ended September 30, 1998 is unaudited. Data for periods prior to the 2000 fiscal year may not be indicative of the results of operations that we would have experienced had we been an independent, stand-alone entity during all of the periods presented. Data for the nine months ended September 30, 1999 and 1998 may not be indicative of operating results for the full respective years.

FORWARD LOOKING STATEMENTS

         Some of the statements we make in this annual report on Form 10-K are forward-looking. These forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations including, but not limited to, the discussions of our operating and growth strategy (including possible acquisitions and dispositions), projections of revenue, income or loss and future operations. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results in future periods to differ materially from those anticipated in the forward-looking statements. Those risks and uncertainties include, among others, the risks and uncertainties discussed under the caption "Risk Factors" in this annual report on Form 10-K. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of these assumptions could prove to be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this annual report on Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, you should not regard the inclusion of such information as a representation by us or any other person that our objectives and plans will be achieved. We do not undertake any obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

GENERAL

         We operate general, acute care hospitals, with a focus on developing and operating networks of medium-sized hospitals with 100 to 400 beds in mid-size urban and suburban markets. Currently, we own or lease 15 hospitals with a total of 2,194 operating beds. These hospitals are located in four regions: Salt Lake City, Utah; Phoenix, Arizona; Tampa-St. Petersburg, Florida; and three markets within the State of Texas. We also operate five ambulatory surgery centers and a Medicaid managed health plan serving over 43,000 members in Arizona.

         Our hospitals' revenue continues to be affected by an increasing proportion of revenue being derived from fixed payment, higher discount sources including Medicare, Medicaid, managed care organizations and others. Fixed payment amounts are often based upon a diagnosis, regardless of the cost incurred or the level of services provided. Our revenue, cash flows and earnings have been significantly reduced by this reimbursement methodology. We expect patient volumes from Medicare and Medicaid to continue to increase due to the general aging of the population and expansion of state Medicaid programs. Under the Balanced Budget Act of l997, reimbursement from Medicare and Medicaid was reduced during 1998 and 1999, and will continue to be reduced as certain changes are phased in during 2000 and 200l. Certain of the rate reductions resulting from the Balanced Budget Act of 1997 are being mitigated by the Balanced Budget Refinement Act of 1999 and will be mitigated by the Benefits Improvement Protection Act of 2000. The percentage of net patient service revenue related to Medicare and Medicaid was approximately 37.0% for the year ended September 30, 2000.

         Our revenue also is affected by the trend toward performing more services on an outpatient basis due to advances in medical technology and pharmacology and cost containment pressures from Medicare, Medicaid, managed care organizations and other payors. Approximately 36.8% of our gross revenue during the year ended September 30, 2000 was generated from outpatient procedures.

         Based on our preliminary assessment of the recently released final regulations implementing Medicare's new prospective payment system for outpatient hospital care, we currently do not expect such prospective payment system to have a material adverse effect on our future operating results. We have been negatively impacted to some extent by delays in processing our claims under the new prospective payment system for outpatient hospital care subsequent to its implementation in August 2000.

         Net revenue is comprised of net patient service revenue and other revenue. Net patient service revenue is reported net of contractual adjustments. The adjustments principally result from differences between the hospitals' established charges and payment rates under the Medicare and Medicaid programs and the various managed care organizations. Established hospital charges generally have increased at a faster rate than the rate of increase for Medicare and Medicaid payments. We record net patient service revenue at the estimated net realizable amounts for services rendered to Medicare and Medicaid patients, including estimated retroactive adjustments under reimbursement agreements with the payors. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and are adjusted in future periods, if necessary, when final settlements are determined. Other revenue includes revenue from Health Choice, medical office building rental income and other miscellaneous revenue. Operating expenses consist of salaries and benefits, supplies, other operating expenses, provision for bad debts, allocation of management fees and reversal of excess loss accruals.

RECAPITALIZATION AND ACQUISITION TRANSACTIONS

         Our company was formed during 1999 in a series of transactions that were arranged by certain members of our management team and Joseph Littlejohn & Levy, Inc., the New York based private equity firm that controls JLL Healthcare, LLC, our single largest stockholder. The first of these transactions was effective October 8, 1999, when Paracelsus Healthcare Corporation and unrelated third parties recapitalized five acute care hospitals in the Salt Lake City, Utah market owned by a subsidiary of Paracelsus, valued at $287.0 million, net of a working capital adjustment of $1.0 million. In connection with the recapitalization, JLL Healthcare, LLC and certain other of our stockholders purchased $125.0 million of the common stock of the subsidiary from Paracelsus Healthcare Corporation and the subsidiary repurchased $155.0 million of its common stock from Paracelsus Healthcare Corporation. The recapitalization transaction resulted in Paracelsus retaining a minority interest at an implied value of approximately $8.0 million in the preexisting Paracelsus subsidiary that owned the Paracelsus Utah facilities. Subsequent to the recapitalization, the preexisting Paracelsus subsidiary changed its name to IASIS Healthcare Corporation and changed its fiscal year end to September 30.

         The second of these transactions was effective October 15, 1999, when we acquired ten general, acute care hospitals and other related facilities and assets from Tenet Healthcare Corporation for approximately $431.8 million in cash and assumed liabilities of approximately $41.2 million. We have reached an agreement with Tenet on the net working capital acquired in the transaction with the exception of adjustments relating to physician services operations and certain other matters. The impact of the adjustment for these remaining matters, if any, is not expected to be material and would result in a reduction in goodwill recognized in the Tenet transaction.

         Concurrent with the Tenet transaction, a management company, originally formed by certain members of our management to acquire and operate hospitals and related businesses, was merged with and into a wholly owned subsidiary of our company. In the merger, stockholders of the management company received shares of our common stock and preferred stock with a total value of approximately $9.5 million.

         The Tenet transaction and the management company were accounted for using the purchase method of accounting. The operating results of these acquired companies have been included in the accompanying Consolidated and Combined Statements of Operations from the October 15, 1999 date of acquisition.

DISCONTINUED OPERATIONS

         Our financial results from continuing operations do not include the results of operations of Clinicare, our physician practice operations consisting of 31 physicians in 13 offices. We are exiting this business and intend to sell the assets of our physician practices and close our practice support offices. Revenue and expenses associated with these operations have been reclassified to discontinued operations. We incurred losses from our discontinued physician practice operations in the year ended September 30, 2000 of $10.6 million, compared to losses of $600,000 in the year ended September 30, 1999. The loss from discontinued operations includes a charge of $7.4 million to provide for costs associated with the discontinuation and disposal of the physician practice operations.

SELECTED OPERATING STATISTICS

         The following table sets forth certain operating statistics for each of the periods presented. The operating statistics include the Tenet hospitals from October 15, 1999, their date of acquisition.

                                                                                   NINE MONTHS      NINE MONTHS
                                                   YEAR ENDED       YEAR ENDED        ENDED             ENDED
                                                  SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,
                                                      2000             1999            1999             1998
                                                     -------          -------          ------          ------
Number of hospitals at end of period                      15                4               4               4
Licensed beds at end of period                         2,682              515             515             515
Operating beds at end of period                        2,194              501             501             501
Admissions                                            74,243           17,946          13,849          13,736
Adjusted admissions                                  121,030           33,969          25,726          26,100(1)
Average length of stay                                  4.45             3.53            3.59            3.49
Patient days                                         330,510           63,398          49,773          48,003
Adjusted patient days                                522,908          122,691          93,863          91,200(1)
Occupancy rates (average beds in service)(2)            43.7%            34.7%           36.4%           35.1%


-----------------------------

(1)  Estimated based upon 1999 data. Data for 1998 was not readily available.

(2) Excludes 71 beds at Rocky Mountain Medical Center placed in service on April 10, 2000. If these beds are included, the occupancy rate would have been 43.2% for the year ended September 30, 2000.

RESULTS OF CONTINUING OPERATIONS

         The following table presents, for the periods indicated, information expressed as a percentage of net revenue. Such information has been derived from the Consolidated and Combined Statements of Operations. The results of operations for the periods presented include the Tenet hospitals and the management company from their acquisition date, October 15, 1999.

                                                                                               NINE MONTHS
                                                                YEAR ENDED     NINE MONTHS        ENDED
                                                 YEAR ENDED    SEPTEMBER 30,      ENDED        SEPTEMBER 30,
                                                SEPTEMBER 30,      1999        SEPTEMBER 30,       1998
                                                    2000        (UNAUDITED)        1999         (UNAUDITED)
                                                   -----           -----           -----           -----
Net revenue                                        100.0%          100.0%          100.0%          100.0%
Salaries and benefits                               35.0            34.7            34.3            35.3
Supplies                                            15.1            14.3            14.3            13.6
Provision for bad debts                              7.4             7.5             7.2             6.1
Other operating expenses(1)                         28.8            29.6            30.8            25.6
                                                   -----           -----           -----           -----
Total operating expenses                            86.3            86.1            86.6            80.6
                                                   -----           -----           -----           -----
EBITDA(2)                                           13.7            13.9            13.4            19.4
Depreciation and amortization                        5.8             7.0             7.0             6.4
Interest, net                                        7.7             6.1             5.3            10.0
Minority interests                                    --            (0.1)           (0.1)             --
Recapitalization costs                               0.4              --              --              --
                                                   -----           -----           -----           -----

Earnings (loss) from continuing operations
   before income taxes                              (0.2)            0.9             1.2             3.0
Income tax expense                                   0.3              --              --              --
                                                   -----           -----           -----           -----
Net earnings (loss) from continuing
   operations                                       (0.5)            0.9             1.2             3.0

Discontinued operations                             (1.3)           (0.4)           (0.4)           (0.3)
                                                   -----           -----           -----           -----
Net earnings (loss)                                 (1.8)%           0.5%            0.8%            2.7%
                                                   =====           =====           =====           =====

---------------------------

(1) Other operating expenses consist of allocated management fees, reversal of excess loss accruals and other direct operating costs.

(2) EBITDA represents earnings from continuing operations before interest expense, minority interests, income taxes, recapitalization costs and depreciation and amortization. Although you should not consider EBITDA in isolation or as a substitute for net earnings, operating cash flows or other cash flow statement data determined in accordance with generally accepted accounting principles, management understands that EBITDA is a commonly used tool for measuring a company's ability to service debt, especially in evaluating healthcare companies. EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

YEAR ENDED SEPTEMBER 30, 2000 COMPARED TO YEAR ENDED SEPTEMBER 30, 1999

         Net revenue for the year ended September 30, 2000 was $815.2 million, an increase of $633.5 million, or 348.7%, from $181.7 million for the year ended September 30, 1999. The increase in net revenue is due largely to the addition of the Tenet hospitals. The Tenet hospitals contributed approximately $607.5 million in net revenue for the year ended September 30, 2000, or 95.9% of the total increase in net revenue for the year ended September 30, 2000, compared to the same period in 1999. During the year ended September 30, 2000, total admissions and patient days were 74,243 and 330,510, respectively, of which 54,572 admissions and 262,734 patient days resulted from the addition of the Tenet hospitals. Same facilities, which represent the Paracelsus operations other than Rocky Mountain Medical Center, provided $203.2 million in net revenue in 2000 versus $181.7 million in 1999, or $21.5 million of the increase in net revenue for the year ended September 30, 2000 compared to 1999. The remaining increase in net revenue related to the opening of Rocky Mountain Medical Center in April 2000, which contributed $4.5 million in net revenue during the year ended September 30, 2000.

         As noted above, same facilities net revenue increased by $21.5 million, an 11.8% increase over the 1999 period. The increase in net revenue of same facilities was attributable primarily to an increase in volume. Same facility admissions increased 7.6% from 17,946 for the year ended September 30, 1999 to 19,315 for the same period in 2000 and same facility patient days increased 4.7% from 63,398 in 1999 to 66,387 in 2000. Same facility adjusted admissions increased 17.6% from 33,969 for the year ended September 30, 1999 to 39,934 for the same period in 2000 and same facility adjusted patient days increased 12.3% from 122,691 in 1999 to 137,744 in 2000. The increase in volume for same facilities was attributable largely to our increased focus on improving physician relations and communications, physician recruitment, new services, facility improvements and population growth in our primary service areas.

         Operating expenses increased by $547.2 million from $156.4 million for the year ended September 30, 1999 to $703.6 million for the year ended September 30, 2000 largely due to the addition of the Tenet hospitals. The Tenet hospitals contributed $511.6 million in operating expenses for the year ended September 30, 2000, or 93.5% of the total increase in operating expenses for the year ended September 30, 2000 compared to the year ended September 30, 1999. Components of this increase are $204.1 million in salaries and benefits, $92.9 million in supplies, $45.8 million in provision for bad debts and $168.8 million in other operating expenses.

         Operating expenses for same facilities increased $18.6 million during the year ended September 30, 2000, due primarily to the incremental cost of increased patient volume, higher supply costs, and increased salary, benefit and temporary staffing costs. We have experienced increased competition for personnel in Utah, which required us to use a higher level of temporary staffing to meet patient needs. The increased level of temporary staffing and general wage inflation has resulted in an increase in salaries and benefits expense per paid full time equivalent employee over the prior year period. We are sharing personnel among hospitals in the Utah market where possible to increase staffing efficiency and reduce the need for temporary staffing. Effective April 1, 2000, we converted information systems at three of our Utah facilities. These conversions require extensive staff training, both formal and informal on the job training, which creates additional temporary and overtime costs. Our benefit expense is higher than in the prior year period due to higher costs, use of a different benefit plan in the current period, and differences in the way we record benefits compared to the allocation methodologies used by the former owner. The increase in supply costs is due to rising costs of pharmaceuticals and other supplies, including high cost medical devices, and increasing volume in existing services.

         Of the remaining $17.0 million increase in operating expenses, $13.5 million is related to Rocky Mountain Medical Center and $3.5 million is related to corporate and miscellaneous other operating expenses that have increased as a result of the growth of our company. During the year ended September 30, 2000, we added personnel to our corporate staff in the areas of operations management, operations finance, clinical operations, information systems and corporate finance.

         We opened Rocky Mountain Medical Center in Salt Lake City, Utah in April 2000. Rocky Mountain Medical Center is Salt Lake City's newest general, acute care hospital with 118 licensed and 71 operating beds. Rocky Mountain Medical Center offers general medicine, surgery, emergency room services, cardiology, orthopedics, oncology and after-hours pediatrics programs. During the year ended September 30, 2000, at Rocky Mountain Medical Center we recorded net revenue of $4.5 million and incurred operating expenses of $13.5 million, resulting in a loss before interest, depreciation, amortization and taxes of $9.0 million. Our census levels and net revenue were significantly lower than we expected prior to opening the hospital principally as a result of what we believe to be exclusionary contracting practices pursued in the Salt Lake City market by a competitor. We believe these exclusionary contracting practices have had a material adverse effect on the business and operations of Rocky Mountain Medical Center by precluding certain significant managed care companies from contracting with Rocky Mountain Medical Center, thereby preventing certain physicians and patients from using this facility. During the year ended September 30, 2000, Rocky Mountain Medical Center had an average daily census of less than ten. On August 18, 2000, we filed a lawsuit against the competitor seeking damages and other remedies, but were unable to obtain injunctive relief. The case has been set for trial in May 2002. To improve census levels, we recently have negotiated managed care contracts that are effective January 1, 2001 with two large payors in the Salt Lake City market. These payors previously did not contract with Rocky Mountain Medical Center because of the exclusionary contracting practices of our competitor. The medical office building on the Rocky Mountain Medical Center campus is now approximately 65% occupied and we have in excess of 215 physicians on staff. The operating expenses of $13.5 million incurred during the year ended September 30, 2000 consisted of $5.5 million in salaries and benefits, $1.3 million in supplies, $900,000 in provision for bad debts and $5.8 million in other operating expenses. Other operating expenses included costs for purchased services, rents and leases, utilities, marketing, insurance and other expenses, including approximately $335,000 of professional fees associated with the lawsuit noted above. We expect to continue to have operating losses at Rocky Mountain Medical Center until we are able to build our census to a level that causes our net revenue to exceed our operating expenses, which we currently expect will occur by the end of March 2001.

         Operating expenses as a percentage of net revenue were 86.3% for the year ended September 30, 2000 and 86.1% for the year ended September 30, 1999. EBITDA was $111.6 million, or 13.7% of net revenue, for the year ended September 30, 2000, compared to $25.3 million, or 13.9% of net revenue, for the year ended September 30, 1999. This decline in the EBITDA margin was due primarily to the addition of Health Choice, which was a part of the acquisition of the Tenet facilities, and the operating losses at Rocky Mountain Medical Center. Health Choice, our Medicaid managed health plan, has a significantly lower EBITDA margin than the acute care services business. Excluding results from Rocky Mountain Medical Center and Health Choice, net revenue and EBITDA were $721.3 million and $117.3 million, respectively, for the year ended September 30, 2000, resulting in an EBITDA margin of 16.3%.

         Depreciation and amortization expense increased $34.8 million from $12.8 million for the year ended September 30, 1999 to $47.6 million for the year ended September 30, 2000 due to the Tenet transaction and the merger with the management company.

         Interest expense increased $51.4 million from $11.0 million for the year ended September 30, 1999 to $62.4 million for the year ended September 30, 2000, primarily due to borrowings of $560.0 million associated with the acquisition of the Tenet hospitals and the recapitalization of the Paracelsus hospitals. Interest expense of $11.0 million for the year ended September 30, 1999 primarily represents interest costs that Paracelsus (our former parent company) allocated to us in proportion to amounts due to Paracelsus.

         We incurred legal, accounting and other related costs of approximately $3.5 million during the year ended September 30, 2000 related to the recapitalization transaction.

         Earnings (loss) from continuing operations before income taxes was a loss of $1.9 million for the year ended September 30, 2000 and earnings of $1.6 million for the year ended September 30, 1999. The decrease in the earnings from operations before income taxes was due largely to increases in interest expense and recapitalization costs offset partially by operating earnings from the acquisition of the Tenet hospitals.

         We recorded a provision for income taxes for the year ended September 30, 2000 of $2.2 million. We recorded no provision or benefit for income taxes in 1999. Our provision for income taxes results from differences between earnings recognized for financial reporting purposes and taxable income and the corresponding change in valuation allowance on our deferred tax assets. See Note 7 of the notes to the Consolidated and Combined Financial Statements for information regarding differences between effective tax rates and statutory rates.

         We incurred losses from our discontinued physician practice operations for the year ended September 30, 2000 of $10.6 million, compared to losses of $600,000 in 1999. The loss from discontinued operations for the year ended September 30, 2000 includes a charge of $7.4 million to provide for costs associated with the discontinuation and disposal of the physician practice operations.

         Net earnings (loss) for the year ended September 30, 2000 was a loss of $14.7 million compared to net earnings of $1.0 million for the year ended September 30, 1999.

         We recorded preferred stock dividends and accretion of $25.4 million during the year ended September 30, 2000. The preferred stock, which was converted to shares of common stock in October 2000, was mandatorily redeemable and dividends were payable in shares of our capital stock. Therefore, the accrual of dividends does not result in a current cash payment. Net earnings
(loss) attributable to common stockholders after the effect of the preferred stock dividends and accretion for the year ended September 30, 2000 was a loss of $40.1 million compared to net earnings of $1.0 million for the same period in 1999.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         Net revenue for the nine months ended September 30, 1999, was $137.4 million, an increase of $3.4 million, or 2.5%, from $134.0 million for the nine months ended September 30, 1998. The increase in net revenue is largely due to increased patient volumes in admissions and patient days. To a lesser extent, net revenue was unfavorably impacted by the Balanced Budget Act of 1997, which was substantially phased in by the third quarter of 1998, the increasing penetration of managed care and the restructuring of home health operations in the latter half of 1998. The Paracelsus hospitals experienced a slight increase of 0.8% in inpatient admissions from 13,736 in the nine months ended September 30, 1998 to 13,849 for the nine months ended September 30, 1999. Patient days increased 3.7% from 48,003 in 1998 to 49,773 in 1999. The increase in admissions and patient days resulted from the increase in number of physicians and services at several hospitals, increased volume generated from certain hospital benchmarking and service awareness programs implemented in 1998 and favorable demographic changes in the Salt Lake metropolitan area.

         Operating expenses increased by $11.1 million from $107.9 million for the nine months ended September 30, 1998 to $119.0 million for the nine months ended September 30, 1999, primarily as a result of an unusual gain of $7.5 million relating to the settlement of a capitated contract dispute that was recorded during the nine months ended September 30, 1998 and increases in supply costs and the provision for bad debts. An increase in acuity at one hospital contributed to the increase in supply costs. The increase in the provision for bad debts resulted from the effect of a computer system conversion at certain hospitals, personnel turnover that unfavorably affected billings and collections at certain facilities and a favorable impact in 1998 from the collection of accounts previously written off. As a result of the computer system conversion at certain hospitals, the billing function and collection efforts were hampered as resources were directed towards the conversion rather than devoting full effort to billing and collecting receivables. Also, the computer system conversion resulted in certain data being lost, thereby further hindering collection efforts on converted patient accounts.

         Allocated management fees increased $100,000 from $4.9 million for the nine months ended September 30, 1998 to $5.0 million for the nine months ended September 30, 1999 due to an increase in revenue at the Paracelsus hospitals during this period. The allocated management fees are for corporate general and administrative, financial, legal, human resources, information systems and other services and are allocated pro rata to Paracelsus hospitals based on net revenue, which is believed to be indicative of the consumption of corporate services relative to all hospitals of Paracelsus. Allocated management fees equated to 3.7% of net revenue for the nine months ended September 30, 1999 and 1998. Amounts allocated are not necessarily indicative of the actual costs that may have been incurred had we operated as an entity unaffiliated with Paracelsus.

         Various cost reduction initiatives were undertaken in the latter half of 1998 associated with consolidating certain departments and eliminating corresponding management functions. In addition, these initiatives included elimination of excess labor and contracted services, which consisted of a combination of staff and wage reductions, overtime reductions and reduction in the utilization of outside contracted nurses. The financial impact of these various cost reduction initiatives is not individually determinable due to system limitations. Salaries and benefits as a percentage of net revenue improved from 35.3% for the nine months ended September 30, 1998, to 34.3% for the nine months ended September 30, 1999.

         Operating expenses as a percentage of net revenue were 86.6% for the nine months ended September 30, 1999 and 80.6% for the nine months ended September 30, 1998. EBITDA was $18.4 million, or 13.4% of net revenue, for the nine months ended September 30, 1999 compared to $26.1 million, or 19.4% of net revenue, for the nine months ended September 30, 1998. The decline in the EBITDA margin was due primarily to the unusual gain of $7.5 million relating to the settlement of a capitated contract dispute recorded during the nine months ended September 30, 1998.

         Depreciation and amortization expense increased $1.0 million from $8.6 million for the nine months ended September 30, 1998 to $9.6 million for the nine months ended September 30, 1999 primarily due to additions to property and equipment.

         Interest expense decreased $6.1 million from $13.4 million for the nine months ended September 30, 1998 to $7.3 million for the nine months ended September 30, 1999, primarily due to an increase in cash generated from operations and a decrease in interest allocation from Paracelsus.

         Income from continuing operations before income taxes was $1.6 million and $4.0 million for the nine months ended September 30, 1999 and 1998, respectively. Income from continuing operations before income taxes in 1998 included an unusual gain of $7.5 million relating to the settlement of a capitated contract dispute.

         The Paracelsus hospitals recorded no income tax provision or benefit for the nine months ended September 30, 1999 and 1998 due to revisions of the estimated valuation allowance on deferred tax assets.

         Losses from our discontinued physician practice operations for the nine months ended September 30, 1999 were $600,000, compared to losses of $400,000 for the nine months ended September 30, 1998.

         Net income for the nine months ended September 30, 1999 was $1.0 million compared to net income of $3.6 million for the nine months ended September 30, 1998.

SUMMARY OF OPERATIONS BY QUARTER

         The following table presents unaudited quarterly operating results for the years 2000 and 1999. We believe that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the Consolidated and Combined Financial Statements. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

                                                          QUARTER ENDED
                                    ----------------------------------------------------------
                                    SEPT. 30,        JUNE 30,         MAR. 31,        DEC. 31,
                                       2000            2000             2000            1999
                                    ---------        ---------        --------       ---------
                                                          (in thousands)
Net revenue                         $ 206,076        $ 210,879        $220,513       $ 177,695
EBITDA                                 19,383           27,520          37,063          27,615
Net earnings (loss)                   (18,378)            (788)          6,176          (1,713)
Net earnings (loss) excluding
  the effects of discontinued
  operations                           (9,891)          (1,575)          7,859            (494)


                                                          QUARTER ENDED
                                    ----------------------------------------------------------
                                    SEPT. 30,        JUNE 30,         MAR. 31,        DEC. 31,
                                       1999            1999             1999           1998
                                    ---------        ---------        --------       ---------
                                                           (in thousands)
Net revenue                         $  44,948        $  45,807        $ 46,642       $  44,292
EBITDA                                  3,930            7,183           7,308           6,830
Net earnings (loss)                    (2,003)           1,491           1,562             (67)
Net earnings (loss) excluding
  the effects of discontinued
  operations                           (1,807)           1,687           1,757             (10)

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2000, we had $65.0 million in working capital, compared to $3.7 million at September 30, 1999, an increase of $61.3 million. This increase resulted primarily from the acquisition of the Tenet hospitals and the recapitalization transaction financed by borrowings under our bank credit facility and the issuance of preferred stock and subordinated debt. We used cash of $39.4 million in operating activities during the year ended September 30, 2000, compared to cash generated by operating activities of $25.8 million during the year ended September 30, 1999. During the year ended September 30, 2000, the negative cash flow from operations was due primarily to the growth in accounts receivable of $127.0 million from $19.7 million at September 30, 1999 to $146.7 million at September 30, 2000. We did not purchase accounts receivable as part of the acquisition of the Tenet hospitals and have accordingly experienced an increase in accounts receivable during 2000. At September 30, 2000, net accounts receivable of $146.7 million amounted to approximately 70 days of net revenue outstanding.

         Our investing activities used $491.9 million during the year ended September 30, 2000. The acquisition of the Tenet hospitals and the recapitalization transaction accounted for $436.9 million of the funds used in investing activities. Financing activities during the year ended September 30, 2000 provided net cash of $531.2 million. During the year ended September 30, 2000, we repaid $164.2 million in outstanding borrowings pursuant to the terms of our bank credit facilities and capital lease obligations, including $3.3 million repaid pursuant to our current bank credit facility.

         Capital expenditures for the year ended September 30, 2000 were $53.7 million, including capital expenditures of approximately $19 million for information systems, $9 million for equipment and improvements at Rocky Mountain Medical Center, and $8 million for facility renovation and expansion of the emergency room at one of our hospitals. We have budgeted capital expenditures for 2001 of approximately $50 million, including $32 million for expansion and capital to fund new services at our facilities, $11 million for renovation and replacement equipment at our facilities and $7 million for implementation and integration of our information systems. The capital expenditures budget for 2001 is based upon our analysis of various factors, many of which are beyond our control, and we cannot assure you that our capital expenditures will not significantly exceed budgeted amounts.

         Effective October 15, 1999, we entered into a bank credit facility through which a syndicate of lenders made a total of $455.0 million available to us in the form of an $80.0 million Tranche A term loan, a $250.0 million Tranche B term loan and a $125.0 million revolving credit facility. Proceeds from the Tranche A and Tranche B term loans were used in conjunction with the recapitalization and acquisition transactions. The $125.0 million revolving credit facility is available for working capital and other general corporate purposes.

         As of September 30, 2000, we had repaid $3.3 million of the Tranche A and Tranche B term loans. No amounts were outstanding under our revolving credit facility as of September 30, 2000; however, the revolving credit facility includes a $75.0 million sub-limit for letters of credit that may be issued by us and, as of September 30, 2000, we had issued $25.2 million in letters of credit. The loans under the bank credit facility bear interest at variable rates at fixed margins above either the agent bank's alternate base rate or its reserve-adjusted Eurodollar rate. The weighted average drawn cost of outstanding borrowings under the bank credit facility was approximately 10.5% at September 30, 2000.

         The bank credit facility requires that we comply with various financial ratios and tests and contains covenants limiting our ability to, among other things, incur debt, engage in acquisitions or mergers, sell assets, make investments or capital expenditures, make distributions or stock repurchases and pay dividends. The bank credit facility is guaranteed by our subsidiaries and these guaranties are secured by a pledge of substantially all of the subsidiaries' assets.

         On October 13, 1999, we issued $230.0 million of 13% senior subordinated notes due 2009. On May 25, 2000, we exchanged all of our outstanding 13% senior subordinated notes due 2009 for 13% senior subordinated exchange notes due 2009 that have been registered under the Securities Act of 1933, as amended. The notes are unsecured obligations and are subordinated in right of payment to all of our existing and future senior indebtedness. If a change in control occurs, as defined in the indenture, each holder of the notes will have the right to require us to repurchase all or any part of that holder's notes pursuant to the terms of the indenture. Except as described above with respect to a change of control, we are not required to make mandatory redemption or sinking fund payments with respect to the notes. We are a holding company with no operations apart from ownership of our subsidiaries. At September 30, 2000, all of the subsidiaries were wholly owned and fully and unconditionally guaranteed the notes on a joint and several basis. The indenture for the notes contains certain covenants, including but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, dividends and our ability to merge or consolidate.

         For the year ended September 30, 2000, approximately $89.4 million, or 11.0% of our total net revenue of $815.2 million, was derived from Health Choice. This prepaid Medicaid health plan, acquired in connection with the acquisition of the Tenet hospitals, derives approximately 100% of its revenue through a contract with the Arizona Health Care Cost Containment System to provide specific health services to qualified Medicaid enrollees through contracts with providers. The contract requires us to provide healthcare services in exchange for fixed periodic payments and supplemental payments from the Arizona Health Care Cost Containment System. These services are provided regardless of the actual costs incurred to provide these services. We receive reinsurance and other supplemental payments from the Arizona Health Care Cost Containment System to cover certain costs of healthcare services that exceed certain thresholds. Qualified costs are the lesser of the amount paid by Health Choice or the Arizona Health Care Cost Containment System fee schedule. We have provided performance guaranties in the form of a surety bond in the amount of $9.4 million and a letter of credit in the amount of $1.6 million for the benefit of the Arizona Health Care Cost Containment System to support our obligations under the contract to provide and pay for the healthcare services. The amount of the performance guaranty that the Arizona Health Care Cost Containment System requires is based upon the membership in the plan and the related capitation paid to us. We do not currently expect a material increase in the amount of the performance guaranties during the 2001 fiscal year. The term of the current contract with the Arizona Health Care Cost Containment System is five years, with annual renewal options, and expires on September 30, 2002. In the event the contract with the Arizona Health Care Cost Containment System were to be discontinued, our financial condition and results of operations could be adversely affected.

         On October 26, 2000, all shares of our mandatorily redeemable Series A and Series B Preferred Stock were converted into shares of our common stock on a ten-for-one basis. The conversion will be recorded in the first quarter of fiscal 2001 and will increase our stockholders' equity by approximately $189.3 million. This conversion will not impact our cash flow.

         Our liquidity and capital resources have been negatively impacted by Rocky Mountain Medical Center. During the year ended September 30, 2000, at Rocky Mountain Medical Center we incurred operating losses of $9.0 million, working capital growth of approximately $1.4 million, capital expenditures of $8.8 million and entered into sixty-month operating leases for new medical equipment requiring aggregate lease payments of approximately $215,000 per month. We expect to continue to incur operating losses until our net revenue exceeds our operating expenses, which we currently expect will occur by the end of March 2001. We expect to incur capital expenditures of approximately $6.0 million at Rocky Mountain Medical Center during 2001. We intend to reduce the operating losses by increasing volume under new and existing managed care contracts, recruiting new physicians, marketing our services to consumers and making an additional $6.0 million of capital expenditures to support hospital services, including our diagnostic and operating capabilities for the cardiology and orthopedics programs. If we are unsuccessful in growing revenue and reducing operating losses at Rocky Mountain Medical Center, we may be forced to significantly alter our plans and strategies with respect to this hospital.

         In connection with the recapitalization transaction and the Tenet transaction discussed above, we did not assume any liability or obligation of Paracelsus Healthcare Corporation or Tenet Healthcare Corporation owed to payors, including private insurers and government payors such as Medicare and Medicaid programs. We also did not assume any cost report reimbursements, settlements, repayments or fines, if any, to the extent they relate to periods prior to the respective closing dates of these transactions. Our agreements with Paracelsus Healthcare Corporation and Tenet Healthcare Corporation include customary indemnification and hold harmless provisions for any damages we incur relating to these types of excluded liabilities. In addition, in the Tenet transaction we agreed to use our best efforts to cause Tenet to be released from its obligations under certain contractual obligations that we assumed in the Tenet transaction. If we are unable to cause Tenet to be released from its obligations, in 2002 we may be required to make a cash payment to Tenet of up to $4.0 million and increase a letter of credit we have provided to Tenet by $5.0 million.

         Subsequent to the recapitalization transaction, Paracelsus Healthcare Corporation filed a petition for relief pursuant to Chapter 11 of the United States Bankruptcy Code. In October 2000, Paracelsus filed with the United States Bankruptcy Court a Disclosure Statement and a Plan of Reorganization under Chapter 11 of the Bankruptcy Code. We filed timely objections and proofs of claim against Paracelsus. In response to our objections and proofs of claim, and in exchange for our agreement to withdraw our objections to its Plan of Reorganization, we negotiated a resolution with Paracelsus whereby Paracelsus agreed that the restructured debtor would assume all indemnification obligations of Paracelsus under our recapitalization agreement. Paracelsus amended its Plan of Reorganization to include the assumption of the indemnification obligation and the bankruptcy court confirmed this Plan, as supplemented and amended, on December 8, 2000. We also continue to have indemnification rights against other subsidiaries of Paracelsus that are also parties to our recapitalization agreement, which rights are not affected by the bankruptcy proceeding.

         As of December 22, 2000, we have drawn $16.5 million under our revolving credit facility and have issued $28.6 million in letters of credit, resulting in remaining availability under the revolving credit facility of $79.9 million. Based upon the current level of operations and anticipated growth, we believe that cash generated from operations and amounts available under the revolving credit facility will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for the next 12 to 18 months. We cannot assure you, however, that our business will generate sufficient cash flow from operations, that future borrowings will be available under the bank facilities, or otherwise, to enable us to service our indebtedness including the bank facilities and our senior subordinated exchange notes, or to make anticipated capital expenditures. One element of our business strategy is expansion through the acquisition of hospitals in our existing and new high growth markets. The completion of acquisitions may result in the incurrence of, or assumption by us, of additional indebtedness. Our future operating performance, reduction of operating losses at Rocky Mountain Medical Center, ability to service or refinance the senior subordinated exchange notes, and ability to service and extend or refinance the credit facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. We have in place a $455.0 million bank credit facility that bears interest at a floating rate at a fixed margin above either Morgan Guaranty Trust Company of New York's alternative base rate or its reserve adjusted LIBOR. The bank credit facility consists of a $125.0 million revolving credit facility, an $80.0 million Tranche A term loan and a $250.0 million Tranche B term loan.

         The $125.0 million revolving credit facility and Tranche A term loan bear interest at the alternative base rate, plus a margin of 1.00% to 2.50%, or reserve-adjusted Eurodollar rate, plus 2.00% to 3.50%, both depending on our leverage ratio. The revolving credit facility terminates and the Tranche A term loan matures on September 30, 2004. At September 30, 2000, no amounts were outstanding under the revolving credit facility, other than $25.2 million for the issuance of letters of credit. At September 30, 2000, $78.3 million was outstanding under the Tranche A term loan and bore interest at 10.25%.

         The Tranche B term loan bears interest at the alternative base rate, plus 3.25%, or the reserve-adjusted Eurodollar rate, plus 4.25%, and matures on September 30, 2006. At September 30, 2000, $248.3 million was outstanding under the Tranche B term loan and bore interest at 11.0%.

         Although changes in the alternative base rate or reserve-adjusted Eurodollar rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near term changes in interest rates on our consolidated financial position, results of operations or cash flow would not be material. The fair market value of the outstanding obligations under the bank credit facility approximate the carrying value of the facility as a result of the variable interest rates in place as of September 30, 2000.

         We have $230.0 million in senior subordinated exchange notes due October 15, 2009, with interest payable semi-annually at 13.0%. At any time prior to October 15, 2002, we may on one or more occasions redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 113.0% of the principal amount of the notes, plus accrued unpaid interest to the redemption date, with the net proceeds of one or more sales by us of our stock. On or after October 15, 2004, the notes are redeemable, in whole or in part, at our option at any time at the redemption prices (expressed as percentages of the principal amount thereof) set forth below, together with accrued and unpaid interest to the redemption date, if redeemed during the 12 month period beginning on October 15 of the years indicated:

                  Year                        Price
                  ----                        -----
                  2004                       106.500%
                  2005                       104.875
                  2006                       103.250
                  2007                       101.625
                  2008 and thereafter        100.000

         The fair market value of the outstanding senior subordinated exchange notes at September 30, 2000 was $223.1 million, based upon quoted market prices as of that date.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          IASIS HEALTHCARE CORPORATION
            INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                                                                                              PAGE
                                                                                        -----------------
Report of Independent Auditors                                                                 40

Consolidated and Combined Balance Sheets at September 30, 2000 and September 30, 1999          41

Consolidated and Combined Statements of Operations for the Years Ended September
   30, 2000 and 1999 (unaudited), the Nine Months Ended September 30, 1999 and
   1998 (unaudited), and the Year Ended December 31, 1998                                      42

Consolidated and Combined Statements of Cash Flows for the Years Ended September
   30, 2000 and 1999 (unaudited), the Nine Months Ended September 30, 1999 and
   1998 (unaudited), and the Year Ended December 31, 1998                                      43

Consolidated and Combined Statements of Stockholders' Equity for the Year Ended
   September 30, 2000, the Nine Months Ended September 30, 1999, and the Year
   Ended December 31, 1998                                                                     44

Notes to Consolidated and Combined Financial Statements                                        45

                         Report of Independent Auditors


To the Board of Directors of
IASIS Healthcare Corporation

We have audited the accompanying balance sheets of IASIS Healthcare Corporation as of September 30, 2000 and 1999, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended September 30, 2000, the nine months ended September 30, 1999 and the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IASIS Healthcare Corporation as of September 30, 2000 and 1999, and the results of its operations and its cash flows for the year ended September 30, 2000, the nine months ended September 30, 1999 and the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States.


                                      ERNST & YOUNG LLP


Nashville, Tennessee
November 21, 2000

                          IASIS Healthcare Corporation


                    Consolidated and Combined Balance Sheets
                      (in thousands except share amounts)

                                                                                                      SEPTEMBER 30,
                                                                                    SEPTEMBER 30,         1999
                                                                                        2000             NOTE 1
                                                                                    -------------     -------------

ASSETS
Current assets:
   Cash and cash equivalents                                                         $      --         $      --
   Accounts receivable, net of allowance for doubtful accounts of $31,403
      and $10,850, respectively                                                        146,744            19,674
   Inventories                                                                          19,874             4,501
   Current deferred tax assets                                                           1,146                --
   Prepaid expenses and other current assets                                            13,181             4,283
                                                                                     ---------         ---------
Total current assets                                                                   180,945            28,458

Property and equipment, net                                                            361,293           136,927
Goodwill and other intangibles, net                                                    302,380            46,988
Deferred debt financing costs, net                                                      23,472                --
Deferred tax assets                                                                      2,036                --
Other assets                                                                             3,713               886
                                                                                     ---------         ---------
Total assets                                                                         $ 873,839         $ 213,259
                                                                                     =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                                  $  31,707         $  15,739
   Salaries and benefits payable                                                        13,040             5,229
   Accrued interest payable                                                             20,020                --
   Medical claims payable                                                               16,530                --
   Other accrued expenses and other current liabilities                                 20,739             3,102
   Current portion of accrued loss on discontinued operations                            4,008                --
   Current maturities of long-term debt and capital lease obligations                    9,883               701
                                                                                     ---------         ---------
Total current liabilities                                                              115,927            24,771

Due to Paracelsus                                                                           --           270,814
Long-term debt and capital lease obligations                                           547,771               798
Other long-term liabilities                                                             13,372                --
Minority interest                                                                        2,060             1,461
Mandatorily redeemable Series A Preferred Stock - $0.01 par value, authorized 500,000 shares; 160,000 shares issued and outstanding at
   September 30, 2000 (liquidation preference value of $184,534 at
   September 30, 2000)                                                                 183,199                --
Mandatorily redeemable Series B Preferred Stock - $0.01 par value, authorized
   50,000 shares; 5,311 shares issued and outstanding at
   September 30, 2000 (liquidation preference value of $6,125 at
   September 30, 2000)                                                                   6,079                --

Stockholders' equity (deficit):
   Common stock - $0.01 par value, authorized 5,000,000 shares; 1,371,840
      shares issued and outstanding at September 30, 2000                                   14                --
      Additional paid-in capital                                                       259,784                --
      Treasury stock, at cost, 1,550,250 shares at September 30, 2000                 (155,025)               --
      Accumulated deficit                                                              (99,342)          (84,585)
                                                                                     ---------         ---------
Total stockholders' equity (deficit)                                                     5,431           (84,585)
                                                                                     ---------         ---------
Total liabilities and stockholders' equity (deficit)                                 $ 873,839         $ 213,259
                                                                                     =========         =========


See accompanying notes.

                          IASIS Healthcare Corporation

               Consolidated and Combined Statements of Operations
                                 (in thousands)


                                                                                   NINE MONTHS     NINE MONTHS
                                                   YEAR ENDED       YEAR ENDED        ENDED           ENDED         YEAR ENDED
                                                  SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,    DECEMBER 31,
                                                      2000             1999            1999            1998            1998
                                                  -------------    -------------   -------------   -------------    ------------
                                                                    (Unaudited)                     (Unaudited)

Net revenue                                         $ 815,163       $ 181,689       $ 137,397       $ 134,017       $ 178,309

Costs and expenses:
   Salaries and benefits                              285,451          63,021          47,169          47,306          63,158
   Supplies                                           123,376          25,968          19,643          18,205          24,530
   Other operating expenses                           234,176          47,150          37,203          36,868          46,816
   Provision for bad debts                             60,579          13,625           9,934           8,131          11,822
   Interest, net                                       62,352          10,966           7,304          13,426          17,088
   Depreciation and amortization                       47,559          12,784           9,620           8,606          11,770
   Allocated management fees                               --           6,674           5,027           4,940           6,587
   Reversal of excess loss contract accrual                --              --              --          (7,500)         (7,500)
   Recapitalization costs                               3,478              --              --              --              --
                                                    ---------       ---------       ---------       ---------       ---------
Total costs and expenses                              816,971         180,188         135,900         129,982         174,271
                                                    ---------       ---------       ---------       ---------       ---------

Earnings (loss) from continuing operations
   before minority interests and income taxes          (1,808)          1,501           1,497           4,035           4,038
Minority interests                                         74            (126)           (140)             54              68
                                                    ---------       ---------       ---------       ---------       ---------

Earnings (loss) from continuing operations
   before income taxes                                 (1,882)          1,627           1,637           3,981           3,970
Income tax expense                                      2,219              --              --              --              --
                                                    ---------       ---------       ---------       ---------       ---------

Net earnings (loss) from continuing operations         (4,101)          1,627           1,637           3,981           3,970

Discontinued operations:
   Losses from operations of discontinued
      physician practice operations                    (3,226)           (644)           (587)           (435)           (490)
   Loss on disposal of physician practice
      operations, including provision of $941
      for operating losses during phase out
      period                                           (7,376)             --              --              --              --
                                                    ---------       ---------       ---------       ---------       ---------

Net earnings (loss)                                   (14,703)            983           1,050           3,546           3,480

Preferred stock dividends and accretion of
   preferred stock discount                            25,402              --              --              --              --
                                                    ---------       ---------       ---------       ---------       ---------

Net earnings (loss) attributable to common
   stockholders                                     $ (40,105)      $     983       $   1,050       $   3,546       $   3,480
                                                    =========       =========       =========       =========       =========


See accompanying notes.

                          IASIS Healthcare Corporation
               Consolidated and Combined Statements of Cash Flows
                                 (in thousands)


                                                                                   NINE MONTHS     NINE MONTHS
                                                     YEAR ENDED      YEAR ENDED       ENDED           ENDED        YEAR ENDED
                                                    SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,   DECEMBER 31,
                                                        2000            1999           1999            1998           1998
                                                    -------------   -------------  -------------   -------------   ------------
                                                                      (unaudited)                   (unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net earnings (loss)                                    $ (14,703)      $    983       $  1,050       $  3,546       $  3,480
Adjustments to reconcile net earnings (loss)
   to net cash provided by (used in)
   operating activities:
      Depreciation and amortization                       47,559         12,784          9,620          8,606         11,770
      Reversal of excess loss contract accrual                --             --             --         (7,500)        (7,500)
      Minority interests                                      74           (126)          (140)            54             68
      Deferred tax assets, net                            (3,182)            --             --             --             --
      Loss accrual for discontinued operations             7,376             --             --             --             --
      Changes in operating assets and
         liabilities, net of effect of
         acquisitions:
            Accounts receivable                         (117,440)        10,066          5,057          3,655          8,664
            Supplies, prepaid expenses and
               other current assets                       (8,525)           175            374            294             94
            Accounts payable and other
               accrued liabilities                        49,467          1,887          1,590        (10,681)       (10,385)
                                                       ---------       --------       --------       --------       --------
Net cash provided by (used in) operating
   activities                                            (39,374)        25,769         17,551         (2,026)         6,191

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                      (53,692)       (17,391)       (13,476)        (2,513)        (6,427)
Payments for acquisitions, net                          (436,918)            --             --             --             --
(Increase) decrease in other assets                       (1,250)            16             --             --             16
                                                       ---------       --------       --------       --------       --------
Net cash used in investing activities                   (491,860)       (17,375)       (13,476)        (2,513)        (6,411)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from credit facility                            160,000             --             --             --             --
Proceeds from issuance of preferred stock                160,000             --             --             --             --
Proceeds from issuance of common stock                        35             --             --             --             --
Repurchase of common stock                              (155,025)            --             --             --             --
Proceeds from senior bank debt borrowings                330,000             --             --             --             --
Proceeds from issuance of senior
   subordinated notes                                    230,000             --             --             --             --
Payment of debt and capital leases                      (164,249)        (1,235)          (773)          (750)        (1,211)
Common and preferred stock issuance costs
   incurred                                               (2,625)            --             --             --             --
Debt financing costs incurred                            (26,902)            --             --             --             --
Net decrease in amount due to Paracelsus                      --        (11,164)        (4,787)         4,846         (1,532)
                                                       ---------       --------       --------       --------       --------
Net cash provided by (used in) financing
   activities                                            531,234        (12,399)        (5,560)         4,096         (2,743)
                                                       ---------       --------       --------       --------       --------
Decrease in cash and cash equivalents                         --         (4,005)        (1,485)          (443)        (2,963)
Cash and cash equivalents at beginning of
   period                                                     --          4,005          1,485          4,448          4,448
                                                       ---------       --------       --------       --------       --------
Cash and cash equivalents at end of period             $      --       $     --       $     --       $  4,005       $  1,485
                                                       =========       ========       ========       ========       ========
Supplemental disclosure of cash flow information:
   Cash paid for interest                              $  43,547       $ 10,966       $  7,304       $ 13,426       $ 17,088
                                                       =========       ========       ========       ========       ========

Supplemental schedule of investing activities:
   Effects of acquisitions, net:
      Assets acquired, net of cash                     $(487,731)      $     --       $     --       $     --       $     --
      Liabilities assumed                                 41,353             --             --             --             --
      Issuance of preferred and common
         stock, net                                        9,460             --             --             --             --
                                                       ---------       --------       --------       --------       --------
   Payment for acquisitions, net                       $(436,918)      $     --       $     --       $     --       $     --
                                                       =========       ========       ========       ========       ========


See accompanying notes.

                          IASIS Healthcare Corporation

          Consolidated and Combined Statements of Stockholders' Equity
                      (in thousands except share amounts)


                                                                                                     STOCKHOLDER'S
                                                                                                       DEFICIT OF
                                                                                                     FORMER PARENT
                                                                     ADDITIONAL                        COMPANY/
                                               COMMON STOCK            PAID-IN        TREASURY        ACCUMULATED
                                          SHARES       PAR VALUE       CAPITAL         STOCK            DEFICIT          TOTAL
                                        ---------      ---------     ----------       --------       -------------     ----------

Balance at December 31, 1997                   --       $   --       $      --        $      --        $(89,115)       $ (89,115)
 Net income                                    --           --              --               --           3,480            3,480
                                        ---------       ------       ---------        ---------        --------        ---------
Balance at December 31, 1998                   --           --              --               --         (85,635)         (85,635)
 Net income                                    --           --              --               --           1,050            1,050
                                        ---------       ------       ---------        ---------        --------        ---------
Balance at September 30, 1999                  --           --              --               --         (84,585)         (84,585)
 Recapitalization:
   Effect of recapitalization           1,330,000           14         280,948               --              --          280,962
   Repurchase of common stock
     held by Paracelsus                        --           --              --         (155,025)             --         (155,025)
Acquisition of management company          41,490           --           4,149               --              --            4,149
Stock options exercised                       350           --              35               --              --               35
Net loss                                       --           --              --               --         (14,703)         (14,703)
Accretion of preferred stock
 discount                                      --           --              --               --             (54)             (54)
Preferred stock dividends                      --           --         (25,348)              --              --          (25,348)
                                        ---------       ------       ---------        ---------        --------        ---------
Balance at September 30, 2000           1,371,840       $   14       $ 259,784        $(155,025)       $(99,342)       $   5,431
                                        =========       ======       =========        =========        ========        =========


See accompanying notes.

                          IASIS Healthcare Corporation

                   Notes to Consolidated Financial Statements

                               September 30, 2000


1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

IASIS Healthcare Corporation ("IASIS" or the "Company") (formerly known as Paracelsus Utah Facilities, the Company's predecessor entity) operates general, acute care hospitals, with a focus on developing and operating networks of medium-sized hospitals with 100 to 400 beds in mid-size urban and suburban markets. IASIS currently owns or leases 15 hospitals with a total of 2,194 operating beds. These hospitals are located in four regions: Salt Lake City, Utah; Phoenix, Arizona; Tampa-St. Petersburg, Florida; and three markets within the State of Texas. IASIS also operates five ambulatory surgery centers and a Medicaid managed health plan in Phoenix called Health Choice that serves over 43,000 members.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and rely on assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The consolidated and combined financial statements include all subsidiaries and entities controlled by the Company. Control is generally defined by the Company as ownership of a majority of the voting interest of an entity. Significant intercompany transactions have been eliminated. Investments in entities that the Company does not control, but in which it has a substantial ownership interest and can exercise significant influence, are accounted for using the equity method.

The combined financial statements included herein as of September 30, 1999 and for the year ended September 30, 1999 (unaudited), the nine-month periods ended September 30, 1999 and 1998 (unaudited) and the year ended December 31, 1998 have been prepared on the push-down basis of the historical cost of Paracelsus Healthcare Corporation ("Paracelsus") and, accordingly, may not be indicative of the financial position, results of operations and cash flows of the Company which might have occurred had it been an independent, stand-alone entity during all of the periods presented. The results of the nine months ended September 30, 1999 and 1998 (unaudited) may not be indicative of operating results for the full respective years.

                          IASIS Healthcare Corporation

1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

UNAUDITED COMBINED FINANCIAL STATEMENTS

The combined statements of operations and the combined statements of cash flows for the year ended September 30, 1999 and the nine-month period ended September 30, 1998 (unaudited combined financial statements) have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-X and are unaudited. In the opinion of the Company's management, the unaudited combined financial statements include all adjustments consisting of only normal recurring adjustments, necessary for a fair presentation of the results.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the unaudited combined financial statements. The unaudited combined financial statements should be read in conjunction with the audited financial statements appearing herein.

NET REVENUE

The Company's healthcare facilities have entered into agreements with third-party payors, including government programs and managed care health plans, under which the facilities are paid based upon established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges.

Net patient service revenue is reported at the estimated net realizable amounts from third-party payors and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and are adjusted, if necessary, in future periods when final settlements are determined.

Laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company's financial statements. Compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties and exclusion from the Medicare and Medicaid programs.

                          IASIS Healthcare Corporation

1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET REVENUE (CONTINUED)

The Company provides care without charge to patients who are financially unable to pay for the healthcare services they receive. Because the Company does not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenue.

Health Choice Arizona, Inc. ("Health Choice" or the "Plan") is a prepaid Medicaid managed health plan that derives approximately 100% of its revenue through a contract with the Arizona Health Care Cost Containment System (AHCCCS) to provide specified health services through contracted providers to qualified Medicaid enrollees. Revenue generated under the AHCCCS contract with Health Choice represents approximately 11% of the net revenue of IASIS for the year ended September 30, 2000. The term of the contract with AHCCCS is five years, with annual renewal provisions, and expires September 30, 2002.

Capitation premiums received by Health Choice are recognized as revenue in the month that members are entitled to health care services.

Contractually, Health Choice is reimbursed by AHCCCS for healthcare costs that exceed stated amounts at a rate of 75 percent (85 percent for catastrophic cases) of qualified healthcare costs in excess of stated levels of $5,000 to $35,000, depending on the rate code assigned to the member. Qualified costs must be incurred during the contract year and are the lesser of the amount paid by the Plan or the AHCCCS fee schedule. Amounts are recognized under the contract with AHCCCS when healthcare costs exceed stated amounts as provided under the contract including estimates of such costs at the end of each accounting period.

CASH AND CASH EQUIVALENTS

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

                          IASIS Healthcare Corporation

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTS RECEIVABLE

The Company receives payments for services rendered from Federal and state agencies (under the Medicare, Medicaid and TRICARE programs), managed care health plans, commercial insurance companies, employers and patients. During the year ended September 30, 2000, the nine months ended September 30, 1999 and the year ended December 31, 1998, approximately 45%, 34% and 34%, respectively, of the Company's gross patient revenue related to patients participating in the Medicare and Medicaid programs. The Company recognizes that revenues and receivables from government agencies are significant to its operations, but does not believe that there are significant credit risks associated with these government agencies. The Company believes that concentration of credit risk from other payors is limited by the number of patients and payors.

INVENTORIES

Inventories, principally medical supplies and pharmaceuticals, are stated at the lower of cost (first-in, first-out) or market.

LONG-LIVED ASSETS

(A) PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Routine maintenance and repairs are charged to expense as incurred. Expenditures that increase capacities or extend useful lives are capitalized. Depreciation expense, including amortization of assets capitalized under capital leases, is computed using the straight-line method and was $32.8 million, $7.9 million and $9.6 million for the year ended September 30, 2000, the nine months ended September 30, 1999 and the year ended December 31, 1998, respectively. Buildings and improvements are depreciated over estimated useful lives ranging generally from 10 to 40 years. Estimated useful lives of equipment vary generally from 3 to 10 years. Leaseholds are amortized on a straight-line basis over the lesser of the terms of the respective leases or their estimated useful levels.

(B) GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangibles consist primarily of costs in excess of the fair value of identifiable net assets of acquired entities and are amortized using the straight-line method, generally over periods ranging from 20 to 35 years for hospital acquisitions.

                          IASIS Healthcare Corporation

1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


(B) GOODWILL AND OTHER INTANGIBLES (CONTINUED)

At September 30, 2000 and 1999, goodwill and other intangibles are net of accumulated amortization of $17.8 million and $6.5 million, respectively.

When events, circumstances and operating results indicate that the carrying values of certain long-lived assets and the related identifiable intangible assets might be impaired, the Company prepares projections of the undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the projections indicate that the recorded amounts are not expected to be recoverable, such amounts are reduced to estimated fair value. Fair value is estimated based upon internal evaluations of each asset that include quantitative analyses of net revenue and cash flows, reviews of recent sales of similar assets and market responses based upon discussions with and offers received from potential buyers.

(C) DEFERRED DEBT FINANCING COSTS

Debt financing costs are deferred and amortized over the term of related debt. Amounts reported as of September 30, 2000 and are net of accumulated amortization of $3.4 million.

INCOME TAXES

For the periods prior to the recapitalization, Paracelsus filed consolidated federal and state income tax returns which included all of its eligible subsidiaries, including the Company. The provisions for income taxes in the accompanying statement of operations for periods prior to the recapitalization were completed on a separate return basis (i.e., assuming the Company had not been included in a consolidated income tax return with Paracelsus). All income tax payments for these periods were made by the Company through Paracelsus.

The Company accounts for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

                          IASIS Healthcare Corporation

1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MEDICAL CLAIMS PAYABLE

Monthly capitation payments made by Health Choice to primary care physicians and other health care providers are expensed in the month services are contracted to be performed. Claims expense for non-capitated arrangements is accrued as services are rendered by hospitals, physicians, and other health care providers during the year. The Plan's medical claims expense is approximately $69.1 million for the year ended September 30, 2000 and is included in other operating expenses in the accompanying consolidated and combined statements of operations.

Medical claims payable related to Health Choice include claims received but not paid and an estimate of claims incurred but not reported. Incurred but not reported claims are estimated using a combination of historical claims payment data and current inpatient utilization trends based upon preauthorization logs.

Contracts between Health Choice and primary care physicians contain incentives to encourage physicians to practice preventive health care. These incentives are estimated monthly and recorded in medical claims payable. Actual incentives are paid semi-annually.

DUE TO PARACELSUS

Due to Paracelsus for periods prior to the recapitalization consists of expenses allocated from Paracelsus to the Company and the net excess of funds transferred to or paid on behalf of the Company, including the initial costs of the former Paracelsus hospitals, over funds transferred to the centralized cash management account at Paracelsus. Generally, this balance was increased by automatic cash transfers from the account to reimburse the Company's bank accounts for completed construction project additions, fees and services provided by Paracelsus, and other operating expenses such as payroll, interest, insurance, and income taxes. Generally, the balance was decreased through daily cash deposits from collections of accounts receivable by the Company to the account. Interest cost of Paracelsus was allocated to the Company in proportion to its outstanding amounts due to Paracelsus. Interest expense allocated to the Company related to the net balances due Paracelsus was approximately $7.3 million and $17.0 million for the nine months ended September 30, 1999 and for the year ended December 31, 1998, respectively.

                          IASIS Healthcare Corporation

1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ALLOCATED MANAGEMENT FEES

Paracelsus incurred various corporate general and administrative expenses. These corporate overhead expenses were allocated to the Company for periods prior to the recapitalization based on net revenue. The amounts allocated by Paracelsus are not necessarily indicative of the actual costs that may have been incurred had the Company operated as an entity unaffiliated with Paracelsus.

STOCK BASED COMPENSATION

The Company, from time to time, grants stock options for a fixed number of common shares to employees. The Company accounts for employee stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for the stock option grants when the exercise price of the options equals, or is greater than, the market value of the underlying stock on the date of grant.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reflected in the accompanying consolidated and combined financial statements at fair value because of the short-term maturity of these instruments. The fair value of the Company's long-term bank facility debt and capital lease obligations also approximate carrying value as they bear interest at current market rates. The estimated fair value of the Company's senior subordinated notes was approximately $223.1 million at September 30, 2000, compared to a carrying value of $230.0 million at that date. The estimated fair value of the senior subordinated notes at September 30, 2000 is based upon quoted market prices at that date.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to current period presentation. Such reclassifications had no material effect on the financial position and results of operations previously reported.

                          IASIS Healthcare Corporation

1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVERSAL OF EXCESS LOSS CONTRACT ACCRUAL

During 1998, the Company recorded an unusual gain of approximately $7.5 million resulting from a settlement with a payor regarding a dispute over administration of a 1996 capitation agreement. The gain represents the excess of a related accrual over the settlement payment of $5.5 million.

RECENT PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes comprehensive accounting and reporting standards for derivative instruments and hedging activities that require a company to record the derivative instruments at fair value in the balance sheet. Furthermore, the derivative instrument must meet specific criteria or the change in its fair value is to be recognized in earnings in the period of change. To achieve hedge accounting treatment, the derivative instrument needs to be part of a well-documented hedging strategy that describes the exposure to be hedged, the objective of the hedge and a measurable definition of its effectiveness in hedging the exposure. In July 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which requires the adoption of SFAS No. 133 in fiscal years beginning after June 15, 2000. Adoption of SFAS No. 133 is not expected to have a material effect on the Company's financial statements.

2.       RECAPITALIZATION AND ACQUISITION TRANSACTIONS

RECAPITALIZATION

Effective October 8, 1999, Paracelsus and unrelated third parties recapitalized five acute care hospitals in the Salt Lake City, Utah market ("Paracelsus Utah Facilities") owned by a subsidiary of Paracelsus, valued at $287.0 million, net of a working capital adjustment of $1.0 million. The recapitalization transaction resulted in Paracelsus retaining 80,000 shares of common stock representing a minority interest at an implied value of $8.0 million in the preexisting Paracelsus subsidiary ("HoldCo") that owned the Paracelsus Utah Facilities. Subsequent to the recapitalization, HoldCo changed its name to IASIS Healthcare Corporation and changed its fiscal year end to September 30.

                          IASIS Healthcare Corporation

2.       RECAPITALIZATION AND ACQUISITION TRANSACTIONS (CONTINUED)

RECAPITALIZATION (CONTINUED)

As part of the recapitalization, JLL Healthcare, LLC, one of IASIS' current principals, and certain other of the Company's stockholders purchased 1,250,000 shares of IASIS' common stock from Paracelsus for $125.0 million, and IASIS repurchased $155.0 million of its common stock from Paracelsus which is being held as treasury stock as of September 30, 2000. IASIS' $155.0 million purchase of its own stock was financed with a $160.0 million credit facility which was subsequently repaid concurrent with the Company's issuance of preferred stock, offering of senior subordinated notes and borrowing under a bank credit facility. Legal, accounting and other related costs of approximately $3.5 million associated with the recapitalization have been expensed.

Prior to the recapitalization, all equity accounts of the Company were combined and reported as Stockholder's Deficit of Former Parent Company due to the Company's status as a combination of subsidiaries of Paracelsus Healthcare Corporation.

THE TENET ACQUISITION

Effective October 15, 1999, IASIS acquired ten acute care hospitals and other related facilities and assets ("Tenet hospitals") from Tenet Healthcare Corporation ("Tenet") for approximately $431.8 million in cash and assumption of approximately $41.2 million in liabilities. The Company did not acquire accounts receivable from Tenet but financed the related growth in working capital with proceeds from its borrowings under its bank facilities and other sources of capital.

MANAGEMENT COMPANY ACQUISITION

Concurrent with the acquisition of the Tenet hospitals, a management company, originally formed by certain members of the Company's management to acquire and operate hospitals and related businesses, was merged with and into a wholly-owned subsidiary of IASIS, with IASIS' subsidiary as the surviving entity. In the merger, stockholders of the management company received shares of IASIS common stock and preferred stock with a total value of approximately $9.5 million.

                          IASIS Healthcare Corporation

2.       RECAPITALIZATION AND ACQUISITION TRANSACTIONS (CONTINUED)

OTHER INFORMATION

The following table summarizes the allocation of the aggregate purchase price of the acquisitions (in thousands):


                                                        TENET HOSPITALS       MANAGEMENT COMPANY             TOTAL
                                                        ---------------       ------------------           ---------

Purchase price, including direct costs of
   acquisition                                           $ 436,918                 $ 9,460                 $ 446,378

Identifiable assets acquired                               220,850                     289                   221,139
Liabilities assumed                                        (41,203)                   (150)                  (41,353)
                                                         ---------                 -------                 ---------
Identifiable net assets acquired                           179,647                     139                   179,786
                                                         ---------                 -------                 ---------

Goodwill                                                 $ 257,271                 $ 9,321                 $ 266,592
                                                         =========                 =======                 =========


Direct costs of acquisitions of approximately $5.1 million were capitalized as a component of the purchase price and primarily consist of legal fees, professional and accounting fees and other costs related to the transactions.

The acquisition of the Tenet hospitals and the management company were accounted for using the purchase method of accounting. The operating results of the acquired companies have been included in the accompanying consolidated and combined statements of operations from the October 15, 1999 date of acquisition.

In connection with the recapitalization and the acquisitions, IASIS assumed the Medicare provider numbers of the prior owners but did not assume any pre-closing liability or obligation due to payors including private insurers and government payors such as the Medicare and Medicaid programs. IASIS also did not assume any cost report reimbursements, settlements, repayments, or fines, if any, to the extent they relate to periods prior to the respective closing dates of such transactions. The agreements with Tenet and Paracelsus include customary indemnifications and hold harmless provisions for any damages incurred by the Company related to these types of excluded liabilities.

During fiscal 2000, the Company was a party to a transition services agreement with Paracelsus under which Paracelsus agreed to provide specified services to the Company, including data processing services and systems technology services, at the service provider's cost plus 2%. For the year ended September 30, 2000, the Company paid approximately $290,000 to Paracelsus pursuant to this agreement. This agreement was terminated in April 2000.

                          IASIS Healthcare Corporation

2.       RECAPITALIZATION AND ACQUISITION TRANSACTIONS (CONTINUED)

OTHER INFORMATION (CONTINUED)

Pursuant to the terms and conditions of a stockholders' agreement among the Company, JLL Healthcare, LLC, and certain other stockholders, the Company has agreed to pay certain administrative fees and expenses incurred by JLL Healthcare, LLC, during the term of the stockholders agreement. During the year ended September 30, 2000, the Company paid JLL Healthcare, LLC approximately $1.4 million for its administrative fees and expenses, including approximately $1.3 million of expenses relating to the recapitalization, acquisition and merger transactions.

PRO FORMA RESULTS

The following represents the unaudited pro forma results of consolidated operations as if the acquisitions of the Tenet hospitals and the management company had occurred as of the beginning of the respective period, after giving effect to certain adjustments, including the depreciation and amortization of the assets acquired and changes in net interest expense resulting from changes in consolidated debt (in thousands):


                                                                                         NINE MONTHS
                                                                                            ENDED
                                        YEAR ENDED              YEAR ENDED              SEPTEMBER 30,
                                    SEPTEMBER 30, 2000      SEPTEMBER 30, 1999               1999
                                    ------------------      ------------------          -------------

    Net revenue                          $838,017                 $763,868                $579,966
    Net earnings (loss)                   (19,499)                  (2,944)                     23


The pro forma information given above does not purport to be indicative of what actually would have occurred if the acquisitions had occurred as of the date assumed and is not intended to be a projection of the impact on future results or trends.

                          IASIS Healthcare Corporation

3.       LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consist of the following (in thousands):


                                                                 SEPTEMBER 30,
                                                            2000              1999
                                                          --------           ------

Bank facilities                                           $326,668           $   --
Senior subordinated notes                                  230,000               --
Capital lease obligations (see Note 9)                         986            1,499
                                                          --------           ------
                                                           557,654            1,499
Less current maturities                                      9,883              701
                                                          --------           ------
                                                          $547,771           $  798
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

As of September 30, 2000, amounts outstanding under the Tranche A and Tranche B term loans were $78.3 million and $248.3 million, respectively. The proceeds from the Tranche A and Tranche B term loans together with proceeds from the offering of the senior subordinated notes and the issuance of preferred stock were used for the following purposes:

- repay in its entirety a $200.0 million credit facility of which approximately $160.0 million was outstanding in connection with the recapitalization transaction,

-        finance a portion of the acquisition of the Tenet hospitals,

-        fund an opening cash balance required for working capital, and

- pay related fees and expenses associated with the recapitalization and acquisition transactions.

                          IASIS Healthcare Corporation

3.       LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (CONTINUED)

BANK FACILITIES (CONTINUED)

The $125.0 million revolving credit facility is available for working capital and other general corporate purposes, and any outstanding amounts will be due and payable on September 30, 2004. At September 30, 2000, no amounts were drawn under the revolving credit facility and the Company had issued approximately $25.2 million in letters of credit, resulting in remaining availability under the revolving credit facility of approximately $99.8 million. The revolving credit facility includes a $75.0 million sub-limit for letters of credit that may be issued by the Company.

The Tranche A term loan matures on September 30, 2004. The Tranche B term loan matures on September 30, 2006. Repayments under the term loans are due in quarterly installments. There are no substantial required repayments of the Tranche B term loan until September 30, 2005. In addition, the loans under the Bank Facilities are subject to mandatory prepayment under specific circumstances, including from a portion of excess cash flow and the net proceeds of specified casualty events, asset sales and debt issuances, each subject to various exceptions. The loans under the Bank Facilities bear interest at variable rates at fixed margins above either Morgan Guaranty Trust Company of New York's alternate base rate or its reserve-adjusted Eurodollar rate. The weighted average interest rate on the Bank Facilities was approximately 10.5% at September 30, 2000. The Company also pays a commitment fee equal to 0.5% of the average daily amount available under the revolving credit facility.

The Bank Facilities require that the Company comply with various financial ratios and tests and contains covenants limiting the Company's ability to, among other things, incur debt, engage in acquisitions or mergers, sell assets, make investments or capital expenditures, make distributions or stock repurchases and pay dividends. The Bank Facilities are guaranteed by the Company's subsidiaries. These guaranties are secured by a pledge of substantially all of the subsidiaries' assets. Substantially all of the Company's outstanding common stock is pledged for the benefit of the Company's lenders as security for the Company's obligations under the Bank Facilities.

                          IASIS Healthcare Corporation

3.       LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (CONTINUED)

SENIOR SUBORDINATED NOTES

On October 13, 1999, the Company issued $230.0 million in senior subordinated notes maturing on October 15, 2009 and bearing interest at 13% per annum. On May 25, 2000, the Company exchanged all of its outstanding 13% senior subordinated notes due 2009 for 13% senior subordinated exchange notes due 2009 that have been registered under the Securities Act of 1933, as amended (the "Notes"). Terms and conditions of the exchange offer were as set forth in the registration statement on Form S-4 filed with the Securities and Exchange Commission that became effective on April 17, 2000. The Notes are unsecured obligations and are subordinated in right of payment to all existing and future senior indebtedness of the Company. Interest on the Notes is payable semi-annually.

If a change of control occurs, as defined in the indenture, each holder of the Notes will have the right to require the Company to repurchase all or any part of that holder's Notes pursuant to the terms of the indenture. Except as described above with respect to a change of control, the Company is not required to make mandatory redemption or sinking fund payments with respect to the Notes.

The Notes are guaranteed jointly and severally by all of the Company's subsidiaries ("Subsidiary Guarantors"). The Company is a holding company with no independent assets nor operations apart from its ownership of the Subsidiary Guarantors. At September 30, 2000, all of the Subsidiary Guarantors were wholly owned and fully and unconditionally guaranteed the Notes.

The indenture for the Notes contains certain covenants, including but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, dividends and the ability to merge or consolidate.

                          IASIS Healthcare Corporation

3.       LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (CONTINUED)

SENIOR SUBORDINATED NOTES (CONTINUED)

Maturities of long-term debt and capital lease obligations at September 30, 2000 are as follows (in thousands):



              2001                                                     $  9,883
              2002                                                       17,599
              2003                                                       25,088
              2004                                                       37,555
              2005                                                      180,029
              Thereafter                                                287,500
                                                                       --------
                                                                       $557,654
                                                                       ========


4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):


                                                                               SEPTEMBER 30,
                                                                        2000                  1999
                                                                      ---------             ---------

Land                                                                  $  29,371             $  15,200
Buildings and improvements                                              213,034               112,694
Equipment                                                               199,073                65,525
                                                                      ---------             ---------
                                                                        441,478               193,419
Less allowances for depreciation and amortization                       (99,491)              (67,416)
                                                                      ---------             ---------
                                                                        341,987               126,003
Construction-in-progress (estimated cost to
   complete at September 30, 2000 - $7,715)                              19,306                10,924
                                                                      ---------             ---------
                                                                      $ 361,293             $ 136,927
                                                                      =========             =========


Assets leased under capital leases were $1.4 million and $1.6 million, net of accumulated amortization of approximately $900,000 and $800,000 at September 30, 2000 and 1999, respectively.

                          IASIS Healthcare Corporation

5.       PREFERRED STOCK

Concurrent with the acquisition of the Tenet hospitals, the Company issued 160,000 shares of Series A preferred stock for proceeds, net of issuance costs, of $158.6 million. In connection with the merger with the management company, the Company issued 5,311 shares of Series B preferred stock valued at an aggregate of approximately $5.3 million, net of issuance costs. Issuance costs of approximately $1.4 million and $46,000 were recorded against the aggregate preference value of the Series A and Series B preferred stock, respectively, and will be accreted over 11 years and 21 years, respectively. Accretion for the year ended September 30, 2000 was approximately $54,000. The Series A preferred stock and the Series B preferred stock (collectively referred to as preferred stock) are identical in all respects, except as provided below. The Series A preferred stock is mandatorily redeemable on October 15, 2010 and the Series B preferred stock is mandatorily redeemable on October 15, 2020, in each case, for $1,000 per share plus all accrued and unpaid dividends to the redemption date or as soon thereafter as will not be prohibited by then-existing debt agreements. The preferred stock has a liquidation preference over the common stock equal to the redemption price of $1,000 per share plus all accrued and unpaid dividends.

Dividends on the preferred stock are payable when, as and if declared by the board of directors and will accrue at the rate of 16.0% per annum from their date of issuance. No dividends or distributions may be made on the common stock unless and until all accrued and unpaid dividends are first paid to the holders of the preferred stock.

Without the consent of the holders of a majority of the outstanding preferred stock, the Company may not enter into any merger, consolidation or other business combination unless and until the preferred stock is repurchased for an amount equal to $1,000 per share plus all accrued and unpaid dividends thereon. Except as required by law or as described above, the holders of the preferred stock are not entitled to vote on any matter submitted to a vote of the stockholders. The redemption of, and payment of cash dividends on, the preferred stock is restricted by the terms of the Bank Facilities and the Notes indenture.

On October 26, 2000, all shares of the Company's mandatorily redeemable Series A and Series B preferred stock were converted into shares of the Company's common stock on a ten-for-one basis. The conversion will be recorded in the first quarter of fiscal 2001 and will increase the Company's stockholders' equity by approximately $189.3 million.

                          IASIS Healthcare Corporation

6.       STOCK OPTIONS

On May 1, 2000, the Company's Board of Directors, subject to stockholder approval, approved the IASIS Healthcare Corporation 2000 Stock Option Plan ("2000 Stock Option Plan") to afford an incentive to selected directors, officers, employees and consultants of the Company through the grant of stock options. The maximum number of shares of common stock reserved for the grant of stock options under the 2000 Stock Option Plan is 686,566, subject to adjustment as provided for in the 2000 Stock Option Plan. The number of options to be granted and the exercise price per share of common stock purchasable upon exercise of an option will be determined by a committee of the Board of Directors, subject to stockholder approval. In the case of an incentive stock option, the exercise price will not be less than the fair market value of a share of common stock on the date of its grant. As a condition to the exercise of an option, the optionee shall agree to be bound by the terms and conditions of a stockholders' agreement among the Company, JLL Healthcare, LLC, and certain other stockholders, including restrictions on transferability contained therein. As of September 30, 2000, 514,280.7 options had been granted under the 2000 Stock Option Plan. The options become exercisable in part on the date of grant or over a period not to exceed seven years after the date of grant, subject to earlier vesting provisions as provided for in the 2000 Stock Option Plan. All options granted under the 2000 Stock Option Plan expire no later than 10 years from the respective date of grant. At September 30, 2000, there were 172,285.3 options available for grant.

Information regarding the Company's stock option activity for fiscal 2000 is summarized below:


                                                                                          WEIGHTED
                                                                                           AVERAGE
                                              STOCK             OPTION PRICE              EXERCISE
                                             OPTIONS             PER SHARE                  PRICE
                                            ---------           ------------              ---------

Balances, September 30, 1999                       --            $       --               $      --

Granted                                     514,280.7            $100 - 420               $  253.40
Exercised                                       350.0            $      100               $  100.00
Cancelled                                          --            $       --               $      --
                                            ---------
Balances, September 30, 2000                513,930.7
                                            =========


At September 30, 1999, the Company had no stock options outstanding. All previously outstanding stock options were cancelled in connection with the recapitalization and acquisition of the management company.

                          IASIS Healthcare Corporation

6.       STOCK OPTIONS (CONTINUED)

The following table summarizes information regarding the options outstanding at September 30, 2000:


                                  OPTIONS OUTSTANDING
                            ------------------------------
                               NUMBER                              WEIGHTED-          OPTIONS
                            OUTSTANDING AT      REMAINING         AVERAGE FAIR      EXERCISABLE AT
                            SEPTEMBER 30,      CONTRACTUAL      VALUE OF OPTIONS    SEPTEMBER 30,
      EXERCISE PRICE            2000              LIFE              GRANTED             2000
      --------------        --------------     -----------      ----------------    --------------

       $      100             171,959.9             9               $    26.71         20,810.8
       $      260             190,864.3             9               $       --         17,320.6
       $      420             151,106.5             9               $       --         13,703.8
                              ---------                                                --------
                              513,930.7                                                51,835.2
                              =========                                                ========


If the Company had measured compensation cost for the stock options granted during the year ended September 30, 2000 under the fair value based method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, the net loss for the year ended September 30, 2000 would have changed to the pro forma amount set forth below (in thousands):


                    AS REPORTED    PRO FORMA
                    -----------    ---------

Net Loss             $(14,703)     $(15,145)


The fair values of options granted used to compute pro forma net loss disclosures were estimated on the date of grant using a minimum value option-pricing model based on the following assumptions:

                                            2000
                                      ----------------

Risk-free interest rate                5.75% - 6.63%
Expected life                         2 1/2 to 5 years
Expected dividend yield                     0.0%


The effect of applying SFAS No. 123 for providing pro forma disclosure is not likely to be representative of the effect on reported net income for future years.

                          IASIS Healthcare Corporation

7.       INCOME TAXES

Income tax expense for the year ended September 30, 2000, the nine months ended September 30, 1999 and the year ended December 31, 1998 on income from continuing operations consists of the following (in thousands):


                                      2000                 1999                 1998
                                    -------              --------              -------

Current:
   Federal                          $ 3,299              $     --              $    --
   State                                366                    --                   --
Deferred:
   Federal                           (1,530)                   --                   --
   State                                 84                    --                   --
                                    -------              --------              -------
                                    $ 2,219              $     --              $    --
                                    =======              ========              =======


A reconciliation of the federal statutory rate to the effective income tax rate for the year ended September 30, 2000, the nine months ended September 30, 1999 and the year December 31, 1998 follows (in thousands):


                                                                    2000                 1999                 1998
                                                                   -------               -----               -------

Federal statutory rate                                             $  (659)              $ 367               $ 1,218
State income taxes, net of federal income tax benefit                  293                  --                    --
Non-deductible goodwill amortization                                   410                 542                   722
Unbenefitted affiliate loss                                             --                  --                   696
Other non-deductible expenses                                          209                  27                    20
Change in valuation allowance charged to tax provision               1,727                (929)               (2,604)
Other items, net                                                       239                  (7)                  (52)
                                                                   -------               -----               -------
Provision for income taxes                                         $ 2,219               $  --               $    --
                                                                   =======               =====               =======

                          IASIS Healthcare Corporation

7.       INCOME TAXES (CONTINUED)

A summary of the items comprising the deferred tax assets and liabilities at September 30 follows (in thousands):


                                                                 2000                                         1999
                                                       ---------------------------                  ------------------------
                                                        ASSETS         LIABILITIES                  ASSETS       LIABILITIES
                                                       --------        -----------                  -------      -----------

Depreciation and fixed asset basis
   differences                                         $     --           $10,976                   $    --           $41
Amortization and intangible asset basis
   differences                                           44,749                --                     5,745            --
Allowance for doubtful accounts                           8,624                --                     3,811            --
Accrued expenses and other long-term
   liabilities                                            9,747                --                       984            --
Deductible carryforwards
   and credits                                            2,597                --                     9,265
Discontinued operations                                   2,913                --                        --            --
Valuation allowance                                     (54,472)               --                   (19,764)           --
                                                       --------           -------                   -------           ---
   Total                                               $ 14,158            10,976                   $    41           $41
                                                       ========           =======                   =======           ===


Net deferred income tax assets totaled $3,182,000 at September 30, 2000 with $1,146,000 included in other current assets and $2,036,000 included in other assets. Current and non-current deferred tax assets were both $0 at September 30, 1999.

At September 30, 2000, federal net operating loss carryforwards (expiring 2019) are available to offset future taxable income of approximately $1.8 million. Utilization of the federal net operating loss carryforward in any one year is limited to approximately $500,000. Future utilization of the federal net operating loss will result in a reduction of intangible assets. In addition, the Company has $1.9 million of deferred tax assets related to the Tenet acquisition whose future realization will result in a reduction of intangible assets.

At September 30, 2000, minimum tax credit carryforwards of approximately $1.1 million are available to offset future federal regular income tax liability, to the extent that exceeds future federal alternative minimum tax liability.

At September 30, 2000, state net operating loss carryforwards (expiring in 2020) are available to offset future taxable income of approximately $19.0 million in various states. Net deferred tax assets related to such carryforwards are approximately $900,000.

                          IASIS Healthcare Corporation

7.       INCOME TAXES (CONTINUED)

The Company maintains a valuation allowance for deferred tax assets it believes will not be realized. The valuation allowance increased $34.7 million during the year ended September 30, 2000 primarily as a result of recapitalization and purchase accounting adjustments.

8.       CONTINGENCIES

Net Revenue

Final determination of amounts earned under the Medicare and Medicaid programs often occurs in subsequent years because of audits by the programs, rights of appeal and the application of numerous technical provisions. In the opinion of management, adequate provision has been made for adjustments that may result from such routine audits and appeals.

Professional, General and Workers Compensation Liability Risks

The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment. To cover these types of claims, the Company maintains general liability and professional liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. The Company has expensed the full self-insured retention exposure for general liability and professional liability claims. The Company is currently not a party to any such proceedings that, in the Company's opinion, would have a material adverse effect on the Company's business, financial condition or results of operations.

Prior to the recapitalization, Paracelsus assumed the liability for all professional and general liability claims. Accordingly, at September 30, 1999, no reserve for general and professional liability risks was recorded in the accompanying combined balance sheet. The cost of general and professional liability coverage was allocated by Paracelsus to the Company based on actuarially determined estimates. The net cost (income) allocated to the Company for the nine months ended September 30, 1999 and for the year ended December 31, 1998, was approximately $1.3 million and (45,000), respectively, net of adjustments allocated for a change in estimate in accordance with actuarial evaluations of approximately $0 and $1.2 million, respectively.

                          IASIS Healthcare Corporation

8.       CONTINGENCIES (CONTINUED)

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

Prior to the recapitalization, the Company participated in Paracelsus' self-insured program for workers compensation and health insurance. The cost of workers compensation coverage was allocated by Paracelsus to the Company based on actuarially determined estimates. The costs of health insurance was allocated by Paracelsus to the Company based upon claims paid on behalf of the Company and an estimate of the total cost of unpaid claims in accordance with an average lag time and past experience. The costs allocated to the Company for the self-insured workers compensation and health insurance programs for the nine months ended September 30, 1999 and for the year ended December 31, 1998, was approximately $3.2 million and $4.5 million, respectively.

General Liability Claims

The Company is currently, and from time to time expects to be, subject to claims and suits arising in the ordinary course of business, including claims for personal injuries or wrongful restriction of, or interference with, physicians' staff privileges. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is not aware that it is currently a party to any such proceeding which, in management's opinion, if adversely decided, would have a material effect on the Company's results of operations or financial position.

Health Choice

Health Choice has entered into a capitated contract whereby the Plan provides healthcare services in exchange for fixed periodic and supplemental payments from AHCCCS. These services are provided regardless of the actual costs incurred to provide these services. The Company receives reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds. The Company believes the capitated payments, together with reinsurance and other supplemental payments, are sufficient to pay for the services Health Choice is obligated to deliver. The Company has provided performance guaranties in the form of a surety bond in the amount of $9.4 million and a letter of credit in the amount of $1.6 million for the benefit of AHCCCS to support its obligations under the contract to provide and pay for the healthcare services.

                          IASIS Healthcare Corporation

8.       CONTINGENCIES (CONTINUED)

Tax Sharing Agreement

The Company and some of its subsidiaries are included in JLL Healthcare, LLC's consolidated group for U.S. Federal income tax purposes as well as in some consolidated, combined or unitary groups which include JLL Healthcare, LLC for state, local and foreign income tax purposes. The Company and JLL Healthcare, LLC have entered into a tax sharing agreement in connection with the recapitalization. The tax sharing agreement requires the Company to make payments to JLL Healthcare, LLC such that, with respect to tax returns for any taxable period in which the Company or any of its subsidiaries is included in JLL Healthcare, LLC's consolidated group or any combined group, including JLL Healthcare, LLC, the amount of taxes to be paid by the Company will be determined, subject to some adjustments, as if the Company and each of its subsidiaries included in JLL Healthcare, LLC's consolidated group or a combined group including JLL Healthcare, LLC filed their own consolidated, combined or unitary tax return.

Each member of a consolidated group for U.S. Federal income tax purposes is jointly and severally liable for the Federal income tax liability of each other member of the consolidated group. Accordingly, although the tax sharing agreement allocates tax liabilities between the Company and JLL Healthcare, LLC, for any period in which the Company were included in JLL Healthcare, LLC's consolidated group, the Company could be liable in the event that any Federal tax liability was incurred, but not discharged, by any other member of JLL Healthcare, LLC's consolidated group.

Other

In connection with the acquisition of the Tenet hospitals, the Company agreed to use its best efforts to cause Tenet to be released from its obligations under certain contractual obligations that the Company assumed in the Tenet acquisition. If the Company is unable to cause Tenet to be released from its obligations, in 2002 the Company may be required to make a cash payment to Tenet of up to $4.0 million and increase a letter of credit the Company has currently provided to Tenet by $5.0 million.

                          IASIS Healthcare Corporation

9.       LEASES

The Company leases various buildings, office space and equipment under capital and operating lease agreements. The leases expire at various times and have various renewal options. Operating lease rental expense relating primarily to the rental of buildings and equipment for the year ended September 30, 2000, the nine months ended September 30, 1999 and the year ended December 31, 1998 approximated $31.8 million, $8.1 million and $11.2 million, respectively.

Future minimum payments at September 30, 2000, by fiscal year and in the aggregate, under capital leases and noncancellable operating leases, net of sublease income, with initial terms of one year or more consist of the following (in thousands):


                                                                                   CAPITAL              OPERATING
                                                                                    LEASES                LEASES
                                                                                   --------             ----------

2001                                                                                 $  792              $  27,190
2002                                                                                    115                 27,354
2003                                                                                     88                 26,792
2004                                                                                     55                 26,101
2005                                                                                     29                 25,622
Thereafter                                                                               --                 86,848
                                                                                     ------              ---------
Total minimum lease payments                                                          1,079              $ 219,907
                                                                                                         =========
Amount representing interest (at rates ranging from
   6.75% to 11.10%)                                                                     (93)
                                                                                     ------
Present value of net minimum lease payments  (including $715 classified
   as current)                                                                       $  986
                                                                                     ======


Aggregate future minimum rentals to be received under noncancelable subleases as of September 30, 2000 were approximately $6.6 million.

The Company leases its corporate headquarters in Franklin, Tennessee from a lessor in which one of the Company's directors owns an indirect interest. The term of the lease with respect to approximately 89% of the leased space commenced on May 1, 2000 and terminates on July 31, 2005, and the term of the lease with respect to the remaining approximately 11% of leased spaced commenced on October 15, 2000 and terminates on October 31, 2003. The Company has the option to renew the lease for two additional periods of five years each, subject to an increase in base rent. For the year ended September 30, 2000, the Company paid the lessor approximately $93,000.

10.      DISCONTINUED OPERATIONS

                          IASIS Healthcare Corporation

During the fourth quarter of fiscal 2000, IASIS implemented plans to sell its physician practice operations businesses and close related practice support offices during fiscal 2001, resulting in an estimated loss on sale and closure of $7.4 million in the year ended September 30, 2000. The estimated loss on sale and closure and operating results of the physician practice operations businesses are reflected as discontinued operations in the accompanying consolidated and combined statements of operations. IASIS estimated losses of approximately $900,000 from the physician practice operations businesses from the date IASIS committed itself to the sale and closure through the projected sale and closure dates in fiscal 2001. The remainder of the estimated loss on sale and closure consists primarily of lease termination costs and physician contract termination costs. The estimated loss on sale and closure includes approximately $3.2 million of costs expected to be paid subsequent to fiscal 2001 which are recorded within other long term liabilities in the accompanying consolidated and combined balance sheets.

Net revenue for the physician practice operations was approximately $11.7 million, $3.6 million and $4.8 million for the year ended September 30, 2000, the nine months ended September 30, 1999 and the year ended December 31, 1998.

11.      RETIREMENT PLANS

Substantially all employees who are employed by the Company or its subsidiaries, upon qualification, are eligible to participate in a defined contribution 401(k) plan (the "Plan"). Employees who elect to participate generally make contributions from 1% to 20% of their eligible compensation, and the Company matches, at its discretion, such contributions up to a maximum percentage. Generally, employees immediately vest 100% in their own contributions and vest in the employer portion of contributions in a period not to exceed five years. Company contributions to the Plan were approximately $3.3 million for the year ended September 30, 2000.

Prior to the recapitalization, the Company participated in Paracelsus' defined contribution 401(k) Retirement Plan (the "Paracelsus Plan"). The Paracelsus Plan covered substantially all employees of the Company. Participants could contribute up to 15% of pretax compensation. Paracelsus matched on behalf of the Company $0.25 for each dollar of employee contributions up to 6% of the employee's gross salary and could make additional discretionary contributions. The employees immediately vested 100% in their own contributions and vesting in the employer portion of contributions occurred gradually after seven years to 100%. The cost allocated to the Company for contributions

                          IASIS Healthcare Corporation

11.      RETIREMENT PLANS (CONTINUED)

to the Paracelsus Plan made by Paracelsus on behalf of the Company for the nine months ended September 30 1999 and for the year ended December 31, 1998 was approximately $281,00 and $417,000, respectively.

12.      SEGMENT AND GEOGRAPHIC INFORMATION

The Company's acute care hospitals and related health care businesses are similar in their activities and the economic environments in which they operate (i.e., urban markets). Accordingly, the Company's reportable operating segments consist of (1) acute care hospitals and related healthcare businesses, collectively, and (2) its Medicaid managed health plan, Health Choice and a related entity (collectively referred to as Health Choice). Prior to the acquisition of the Tenet hospitals, including Health Choice, management had determined that the Company did not have separately reportable segments as defined under Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. The following is a financial summary by business segment for the periods indicated (EBITDA is defined as earnings from continuing operations before interest expense, minority interests, income taxes, recapitalization costs, and depreciation and amortization) (in thousands):

                          IASIS Healthcare Corporation

12.      SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)


                                                                               NINE MONTHS
                                                             YEAR ENDED           ENDED             YEAR ENDED
                                                            SEPTEMBER 30,      SEPTEMBER 30,       DECEMBER 31,
                                                                2000               1999                 1998
                                                            ------------      --------------       ------------
                                                                              (In Thousands)
ACUTE CARE SERVICE:
Net patient revenue                                           $ 732,814           $ 137,397           $178,309
Capitation premiums                                                  --                  --                 --
Revenue between segments                                         (7,073)                 --                 --
                                                              ---------           ---------           --------
Net revenue                                                     725,741             137,397            178,309
Salaries and benefits                                           281,006              47,169             63,158
Supplies                                                        123,023              19,643             24,530
Other operating expenses(1)                                     152,850              42,230             45,903
Provision for bad debts                                          60,579               9,934             11,822
                                                              ---------           ---------           --------
EBITDA                                                          108,283              18,421             32,896
Interest expense, net                                            62,214               7,304             17,088
Depreciation and amortization                                    47,406               9,620             11,770
                                                              ---------           ---------           --------
Earnings (loss) from continuing operations  before minority
  interests and income taxes(1)                               $  (1,337)          $   1,497           $  4,038
                                                              =========           =========           ========
Segment assets                                                $ 870,501           $ 211,934           $215,223
                                                              =========           =========           ========
Capital expenditures                                          $  53,670           $  13,476           $  6,427
                                                              =========           =========           ========
Earnings (loss) from continuing operations before minority
interests and income taxes(1)                                    (1,337)              1,497              4,038
Recapitalization costs                                            3,478                  --                 --
Minority interests                                                   74                (140)                68
                                                              ---------           ---------           --------
Earnings (loss) from continuing operations before minority
  interests income taxes(1)                                   $  (4,889)          $   1,637           $  3,970
                                                              =========           =========           ========

HEALTH CHOICE:
Net patient revenue                                           $      --           $      --           $     --
Capitation premiums                                              89,422                  --                 --
Revenue between segments                                             --                  --                 --
                                                              ---------           ---------           --------
Net revenue                                                      89,422                  --                 --
Salaries and benefits                                             4,445                  --                 --
Supplies                                                            353                  --                 --
Other operating expenses(1)                                      81,326                  --                 --
Provision for bad debts                                              --                  --                 --
                                                              ---------           ---------           --------
EBITDA                                                            3,298                  --                 --
Interest expense, net                                               138                  --                 --
Depreciation and amortization                                       153                  --                 --
                                                              ---------           ---------           --------
Earnings from continuing operations before minority interests
  and income taxes(1)                                         $   3,007           $      --           $     --
                                                              =========           =========           ========
Segment assets                                                $   2,695           $      --           $     --
                                                              =========           =========           ========
Capital expenditures                                          $      22           $      --           $     --
                                                              =========           =========           ========

Earnings from continuing operations before minority interests
  and income taxes(1)                                             3,007                  --                 --
Recapitalization costs                                               --                  --                 --
Minority interests                                                   --                  --                 --
                                                              ---------           ---------           --------
Earnings from continuing operations before income taxes       $   3,007           $      --           $     --
                                                              =========           =========           ========


(1)      Amounts exclude recapitalization costs.

                          IASIS Healthcare Corporation

13. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES AND ALLOWANCES FOR DOUBTFUL ACCOUNTS

A summary of other accrued expenses and other current liabilities at September 30 follows (in thousands):


                                                             2000         1999
                                                            -------      ------

       Health insurance payable                             $ 4,280      $   --
       Federal income taxes payable                           4,159          --
       Taxes other than income                                7,769          --
       Other                                                  4,531       3,102
                                                            -------      ------
                                                            $20,739      $3,102
                                                            =======      ======


A summary of activity in the Company's allowances for doubtful accounts follows (in thousands):


                                                                                 ACCOUNTS
                                                              PROVISION FOR    WRITTEN OFF,
                                                BEGINNING       DOUBTFUL          NET OF          ENDING
                                                 BALANCE        ACCOUNTS        RECOVERIES       BALANCE
                                                ---------     -------------    ------------      -------

Allowance for doubtful accounts:
 Year-ended December 31, 1998                     $20,368         $11,822        $(19,553)       $12,637
 Nine months ended September 30, 1999              12,637           9,934         (11,721)        10,850
 Year-ended September 30, 2000                     10,850          60,579         (40,026)        31,403


The operating results of the Tenet hospitals from the October 15, 1999 date of acquisition accounted for approximately $45.8 million of the provision for doubtful accounts and approximately $22.3 million of accounts written off, net of recoveries, for the year-ended September 30, 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The table below presents information with respect to our directors and executive officers:

     NAME                  AGE                           POSITION
--------------------    --------    ---------------------------------------------------------------
David R. White             53       Chairman of the Board and Chief Executive Officer
C. Wayne Gower             53       President, Chief Operating Officer and Director
John K. Crawford           42       Executive Vice President, Chief Financial Officer and Director
Frank A. Coyle             36       Secretary, General Counsel
Linda W. Hischke           55       Division President
Michael French             51       Division President
Paul S. Levy               53       Director
David Y. Ying              46       Director
Jeffrey C. Lightcap        41       Director
Anthony Grillo             45       Director
Ramsey A. Frank            40       Director
Frank J. Rodriguez         29       Director
Michael S. Berk            30       Director
Stuart C. McWhorter        32       Director
Jay R. Bloom               45       Director
Robert E. Kiss             43       Director

         David R. White was our non-executive Chairman of the Board of Directors from October 1999 until November 30, 2000. On December 1, 2000, Mr. White was appointed our Chief Executive Officer. He continues to serve as Chairman of the Board. Mr. White served as President and Chief Executive Officer of LifeTrust, an assisted living company, from November 1998 until November 2000. From June 1994 to September 1998, Mr. White served as President of the Atlantic Group at Columbia/HCA, where he was responsible for 45 hospitals located in ten states. Previously, Mr. White was Executive Vice President and Chief Operating Officer at Community Health Systems, Inc., a for-profit hospital management company that operated approximately 20 acute-care hospitals.

         C. Wayne Gower has been our President since October 1999, our Chief Operating Officer since December 1, 2000, and also serves as one of our Directors. From October 1999 until November 30, 2000, Mr. Gower served as our Chief Executive Officer. From November 1998 until October 1999, Mr. Gower served as Chief Executive Officer of Iasis Healthcare Corporation, the management company that was merged into one of our subsidiaries. Mr. Gower served as President of Columbia/HCA's Summit Division from April 1994 to September 1998, with responsibility for 21 hospitals with net revenue in excess of $1.0 billion. During his tenure with Columbia/HCA, Mr. Gower had direct accountability for 30 hospitals, which included the acquisition and development of five hospitals. From 1982 to 1993, Mr. Gower served as Group Vice President of Quorum Health Resources, Inc., Senior Vice President of Acquisitions and Development for Community Health Systems, Inc. and Vice President of Operations for Republic Health Corporation. Prior to 1982, Mr. Gower spent seven years in various management and financial capacities at Hospital Affiliates International. Mr. Gower began his career as an auditor with Peat, Marwick and Mitchell.

         John K. Crawford has been our Executive Vice President and Chief Financial Officer since February 2000 and one of our Directors since March 2000. From October 1997 to October 1999, Mr. Crawford served as

Executive Vice President and Chief Financial Officer of PhyCor, Inc., a physician management company. Mr. Crawford served as Vice President and Chief Financial Officer of PhyCor, Inc. from July 1994 to October 1997. From 1991 to July 1994, he served in numerous operating and finance positions at PhyCor. Previously, he was a Senior Manager at KPMG LLP, where he served numerous clients with a concentration on start-up and high growth companies.

         Frank A. Coyle has been our Secretary and General Counsel since October 1999. From August 1998 until October 1999, Mr. Coyle served as Secretary and General Counsel of Iasis Healthcare Corporation, the management company that was merged into one of our subsidiaries. Mr. Coyle served from May 1995 to August 1998 as Assistant Vice President Development in Physician Services and in-house Development Counsel for Columbia/HCA. From May 1990 to May 1995, Mr. Coyle was an attorney with Baker, Worthington, Crossley, Stansberry & Woolf where his work included mergers, acquisitions, securities transactions, not-for-profit representation and formation of Tennessee health maintenance organizations.

         Linda W. Hischke has been our Division President for the Utah and Texas markets since October 1999. Prior to joining us, Ms. Hischke served from 1998 to 1999 as President of WYN Associates Healthcare Consulting in Park City, Utah. From 1995 to 1997, Ms. Hischke served as President for the Mountain Division of Columbia/HCA, where she was responsible for hospitals with revenue in excess of $1.0 billion. Previously, she served as a Regional Vice President for HealthTrust in Houston, Texas, where she was responsible for 12 hospitals.

         Michael French has been our Division President for the Arizona and Florida markets since November 2000. Prior to joining us, Mr. French served from October 1998 to November 2000 as President and Chief Operating Officer of Charter Behavioral Health Systems, Inc. From May 1997 to August 1998, Mr. French served as Vice President, Southeast Region for Tenet Health System. From January 1995 to February 1997, Mr. French served as President and Chief Executive Officer of Intercoastal Health Systems, Inc.

         Paul S. Levy has been one of our Directors since October 1999. Mr. Levy is a Senior Managing Director of Joseph Littlejohn & Levy, which he founded in 1988. Mr. Levy serves as a director of several companies, including Motor Coach Industries International Inc., Hayes Lemmerz International Inc., Builders FirstSource, Inc., Fairfield Manufacturing Company, Inc. and New World Pasta Company.

         David Y. Ying has been one of our Directors since October 1999. Mr. Ying is a Senior Managing Director of Joseph Littlejohn & Levy, which he joined in June 1997. From January 1993 to May 1997, Mr. Ying was a Managing Director at Donaldson, Lufkin & Jenrette, Inc., where he was the head of its restructuring department. Mr. Ying serves as a director of several companies, including Motor Coach Industries International Inc., Hayes Lemmerz International Inc., Builders FirstSource, Inc. and New World Pasta Company.

         Jeffrey C. Lightcap has been one of our Directors since October 1999. Mr. Lightcap is a Senior Managing Director of Joseph Littlejohn & Levy, which he joined in June 1997. From February 1993 to May 1997, Mr. Lightcap was a Managing Director at Merrill Lynch & Co., Inc., where he was the head of leveraged buyout firm coverage for the mergers and acquisitions group. Mr. Lightcap serves as a director of several companies, including Motor Coach Industries International Inc., Hayes Lemmerz International Inc. and New World Pasta Company.

         Anthony Grillo has been one of our Directors since October 1999. Mr. Grillo is a Senior Managing Director of Joseph Littlejohn & Levy, which he joined in January 1999. From March 1991 to December 1998, Mr. Grillo was a Senior Managing Director at The Blackstone Group, where he was involved with Blackstone's private equity, restructuring and mergers practices. Mr. Grillo serves as a director of several companies, including Hayes Lemmerz International Inc., Lancer Industries and Littelfuse, Inc.

         Ramsey A. Frank has been one of our Directors since October 1999. Mr. Frank is a Senior Managing Director of Joseph Littlejohn & Levy, which he joined in September 1999. From January 1993 to September 1999, Mr. Frank was a Managing Director at Donaldson, Lufkin & Jenrette, where he headed the restructuring group and was a senior member of the leveraged finance group.

         Frank J. Rodriguez has been one of our Directors since October 1999. Mr. Rodriguez is a Vice President of Joseph Littlejohn & Levy, which he joined in August 1995. From July 1993 to July 1995, Mr. Rodriguez was a member of the Merchant Banking Group at Donaldson, Lufkin & Jenrette. Mr. Rodriguez serves as a director of Motor Coach Industries International Inc.

         Michael S. Berk has been one of our Directors since October 1999. Mr. Berk is a Vice President of Joseph Littlejohn & Levy, which he joined in February 1999. From September 1997 to February 1999, Mr. Berk was an associate at Frontenac Company, and prior to 1993 served as an analyst at Wasserstein Perella & Co., Inc.

         Stuart C. McWhorter has been one of our Directors since October 1999. Mr. McWhorter is a founder and principal of Nashville, Tennessee-based Clayton Associates, an advisory and venture capital firm. In January 1996, Mr. McWhorter assisted in the creation of OrthoLink Physicians Corporation, an orthopaedic physician practice management company. At OrthoLink, he served as Vice President of Managed Care and Vice President of Acquisitions until April 1998. From July 1993 to July 1995 he served as Vice President of Physician and Network Development for Brookwood Medical Center, a 600-bed tertiary hospital system owned by Tenet Healthcare Corporation. Mr. McWhorter is a director for Patriot Medical Technologies, Bytes of Knowledge and Censis Technologies.

         Jay R. Bloom has been one of our Directors since October 1999. Mr. Bloom is a Managing Director and co-head of the Leveraged Financed Group of CIBC World Markets, a position he has held since August 1995. From February 1990 to August 1995, Mr. Bloom was a Managing Director of the Argosy Group L.P. Mr. Bloom is also a Managing Director of Trimaran Fund Management, L.L.C., the investment adviser to Trimaran Fund II, L.L.C., and a Managing Director of Caravelle Advisors, LLC. Mr. Bloom serves as a director of several companies, including Heating Oil Partners, L.P. and Transportation Technologies Industries, Inc.

         Robert E. Kiss has been one of our Directors since October 1999. Mr. Kiss is a Vice President of J.P. Morgan Investment Management, Inc., the investment management affiliate of J.P. Morgan & Co. Inc., which he joined in March 2000. Prior to March 2000, Mr. Kiss was with J.P. Morgan Capital Corporation, the private equity investment unit of J.P. Morgan & Co. Inc., which he joined in June 1996. Prior to June 1996, Mr. Kiss served in various capacities in J.P. Morgan's corporate finance department. Mr. Kiss serves as a director of Accordant Health Services, Inc.

         Our directors are elected at our annual meeting of stockholders for one-year terms and until their successors are duly elected and qualified. Our executive officers serve at the discretion of the board of directors.

         Under a stockholders agreement, dated as of October 8, 1999, among the Company, JLL Healthcare, LLC and other of our stockholders, our board of directors is comprised of thirteen members, including ten designees of JLL Healthcare, LLC, the chairman of the board and the chief executive officer. Pursuant to the operating agreement of JLL Healthcare, LLC, its designees on the board of directors will include eight designees of Joseph Littlejohn & Levy, one designee of CIBC WMC Inc. and one designee of J.P. Morgan Capital Corporation. Messrs. Levy, Ying, Lightcap, Grillo, Frank, Rodriguez, Berk, McWhorter, Bloom and Kiss serve on the board of directors as designees of JLL Healthcare, LLC.

         Mr. French served as President and Chief Executive Officer of Charter Behavioral Health Systems, Inc. from October 1998 to November 2000. Charter filed for reorganization under Chapter 11 of the United States Bankruptcy Code in February 2000.

ITEM 11. EXECUTIVE COMPENSATION.

         The following table provides information as to annual, long-term or other compensation during the last fiscal year for our Chief Executive Officer and our four most highly compensated executive officers who were serving as executive officers as of September 30, 2000 whose salary and bonus exceeded $100,000 during the year ended September 30, 2000:

                           SUMMARY COMPENSATION TABLE

                                                                                         LONG-TERM
                                                                                       COMPENSATION
                                                ANNUAL COMPENSATION                       AWARDS
                                      ------------------------------------------       ------------
                                                                                        SECURITIES
                                                                                        UNDERLYING        ALL OTHER
  NAME AND PRINCIPAL POSITION         YEAR           SALARY ($)        BONUS ($)        OPTIONS(#)      COMPENSATION
  ---------------------------         ----           ----------        ---------        ----------      ------------
 C. Wayne Gower                       2000            $510,000            --             102,322.9       $ 3,546(2)
    President & Chief
    Operating Officer(1)

 John K. Crawford                     2000             277,883            --              62,250.0         3,494(2)
    Executive Vice President &
    Chief Financial Officer

 Linda W. Hischke                     2000             250,900            --              24,000.0       116,803(3)
    Division President

 Frank A. Coyle                       2000             148,817            --               9,600.0         3,390(2)
    Secretary and General
    Counsel

 Ken Perry(4)                         2000             200,112            --              25,000.0         4,528(2)
    Vice President-Financial
    Operations

---------------------

(1) Mr. Gower served as our President and Chief Executive Officer through November 30, 2000. He has served as our President and Chief Operating Officer since December 1, 2000.

(2)  Our contribution on behalf of the employee to our 401k plan.

(3) Represents our contribution of $3,157 on behalf of Ms. Hischke to our 401k plan and relocation allowance of $113,646.

(4) Mr. Perry served as our Vice President-Financial Operations through November 30, 2000 and subsequently left our company.

         The following table sets forth certain information concerning options granted in 2000 to the named executive officers. None of the named executive officers were granted stock appreciation rights.

                      OPTIONS GRANTED IN LAST FISCAL YEAR

                                          INDIVIDUAL GRANTS
                           -----------------------------------------------------
                                           PERCENT                                   POTENTIAL REALIZABLE
                                           OF TOTAL                                        VALUE AT
                            NUMBER OF      OPTIONS                                 ASSUMED ANNUAL RATES OF
                            SECURITIES    GRANTED TO                               STOCK PRICE APPRECIATION
                            UNDERLYING    EMPLOYEES      EXERCISE                      FOR OPTION TERM
                             OPTIONS      IN FISCAL      OR BASE      EXPIRATION   ------------------------
          NAME             GRANTED (#)     YEAR (%)    PRICE ($/SH)      DATE         5%($)         10%($)
          ----             -----------     --------    ------------      ----      ----------     ---------
C. Wayne Gower               2,960.0(1)                    $100         5/1/10        186,153       471,748
                            30,225.8(2)                     100         5/1/10      1,900,884     4,817,214
                            38,716.8(2)                     260         5/1/10          --            --
                            30,420.3(2)                     420         5/1/10          --            --
                           -------------
                           102,322.9         19.9%

John K. Crawford            20,189.2(2)                     100         5/1/10      1,269,688     3,217,639
                            23,554.1(2)                     260         5/1/10          --            --
                            18,506.7(2)                     420         5/1/10          --            --
                           -------------
                            62,250.0         12.1%

Linda W. Hischke             7,783.8(2)                     100         5/1/10        489,519     1,240,537
                             9,081.1(2)                     260         5/1/10          --            --
                             7,135.1(2)                     420         5/1/10          --            --
                           -------------
                            24,000.0          4.7%

Frank A. Coyle               1,776.0(1)                     100         5/1/10        111,692       283,049
                             1,337.5(2)                     100         5/1/10         84,115       213,163
                             3,632.4(2)                     260         5/1/10          --            --
                             2,854.1(2)                     420         5/1/10          --            --
                           -------------
                             9,600.0          1.9%

Ken Perry                    2,565.4(1)                     100         5/1/10        161,337       408,859
                             5,542.7(2)                     100         5/1/10        348,577       883,364
                             9,459.5(2)                     260         5/1/10          --            --
                             7,432.4(2)                     420         5/1/10          --            --
                           -------------
                            25,000.0          4.9%

-----------------------

(1)  The option was fully vested on the date of grant.

(2) The option vests in five equal annual installments, with the first installment vesting on September 30, 2000.

         The following table summarizes certain information with respect to unexercised options held by the named executive officers at September 30, 2000. The securities underlying unexercised options were valued at $100 per share at September 30, 2000 pursuant to a valuation conducted by an independent investment banking firm. No unexercised options were in-the-money at September 30, 2000.

                          FISCAL YEAR-END OPTION VALUES

                                                 NUMBER OF SECURITIES
                                                     UNDERLYING
                                             UNEXERCISED-OPTIONS HELD AT
                                                SEPTEMBER 30, 2000 (#)
                                          ----------------------------------
               NAME                       EXERCISABLE          UNEXERCISABLE
               ----                       -----------          -------------
        C. Wayne Gower                      10,318.2               92,004.7
        John K. Crawford                     5,645.4               56,604.6
        Linda W. Hischke                     2,176.5               21,823.5
        Frank A. Coyle                       1,493.7                8,106.3
        Ken Perry                            3,167.3               21,832.7

DIRECTORS' COMPENSATION

         Our directors do not receive any compensation for their services. We do, however, reimburse them for travel expenses and other out-of-pocket costs incurred in connection with attendance at board of directors and committee meetings. In addition, in May 2000 our board of directors granted David R. White, who at the time was serving as our non-executive Chairman, options to purchase 33,334.5 shares of our common stock at an exercise price of $100 per share, 38,717.6 shares at an exercise price of $260 per share, and 30,420.9 shares at an exercise price of $420 per share. The options vest in five equal annual installments, with the first installment vesting on September 30, 2000, and have a ten year term.

EMPLOYMENT AGREEMENTS

         We have entered into employment agreements with C. Wayne Gower and John
K. Crawford pursuant to which they respectively serve as our President and our Executive Vice President and Chief Financial Officer. The terms of the employment agreements commenced on February 1, 2000 and continue for five years. The employment agreements provide for initial base salaries of $510,000 and $350,000 per year for Messrs. Gower and Crawford, respectively. Messrs. Gower and Crawford are entitled to receive annual target bonuses of up to 100% of their base salaries based upon the achievement of certain EBITDA and total indebtedness objectives set by our board of directors. Each of the employment agreements contains a noncompetition and non-solicitation provision pursuant to which each of Messrs. Gower and Crawford has agreed, subject to certain exceptions, that for two years following the date of termination of the agreement, he will not compete with us or our subsidiaries within 50 miles of the location of any hospital we manage and will not solicit or hire certain business partners and employees. The employment agreements also contain severance provisions regarding the termination of employment of Messrs. Gower and Crawford by us under certain circumstances in which they will be entitled to receive severance payments equal to (i) two times their respective annual base salaries, plus (ii) a lump sum payment equal to the present value of all other benefits through two years after the date of termination, plus (iii) an amount equal to two times the base target bonus set forth in our bonus plan for senior executives, in the event EBITDA shall equal or exceed the aggregate budgeted EBITDA, such severance amount being payable over 24 months.

         We currently are negotiating an employment agreement with David R. White, our Chairman of the Board and Chief Executive Officer. We expect to finalize and sign this employment agreement in January 2001.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During fiscal 2000, the Compensation Committee was comprised of Messrs. White, Levy, Lightcap and Rodriguez. Messrs. Levy, Lightcap and Rodriguez have never been officers or employees of our company or its subsidiaries. Mr. White was not an officer or employee of our company during the 2000 fiscal year; however, he was appointed our Chief Executive Officer on December 1, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table presents information as of December 15, 2000 regarding ownership of shares of our common stock by each person known to be a holder of our common stock, the members of our board of directors, our five most highly compensated executive officers, and all our current directors and executive officers as a group.

         When reviewing the following table, you should be aware that:

- The amounts and percentage of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of securities as to which he has no economic interest.

- The amounts and percentage of common stock reported in the table include shares of common stock issuable upon the exercise of options granted pursuant to our 2000 Stock Option Plan that the following persons are entitled to exercise within 60 days of December 15, 2000:
         Mr. White, 33,059.80; Mr. Gower, 22,832.60; Mr. Crawford, 12,450.00;
         Mr. Coyle, 3,340.80; Ms. Hischke, 4,800.00; all directors and executive officers as a group (16 persons), 76,482.2.

- Through its controlling interest in JLL Healthcare, LLC, Joseph Littlejohn & Levy Fund III, L.P. may be deemed to beneficially own all of the shares of common stock owned by JLL Healthcare, LLC. Members of JLL Healthcare, LLC include Joseph Littlejohn & Levy Fund III, L.P., Trimaran Fund II, L.L.C. and other investors in the Trimaran investment program, J.P. Morgan Capital Corporation, FCA Ventures II, L.P. and other investors.

- Messrs. Levy, Ying, Lightcap, Grillo, Frank, Rodriguez and Berk are all associated with Joseph Littlejohn & Levy Fund III, L.P. which, through its controlling interest in JLL Healthcare, LLC, beneficially owns all of the shares of common stock owned by JLL Healthcare, LLC. Messrs. Rodriguez and Berk disclaim any beneficial ownership of this common stock. Messrs. Levy, Ying, Lightcap, Grillo and Frank are managing members of JLL Associates III, LLC, the general partner of Joseph Littlejohn & Levy Fund III, L.P., and, as a result, each may be deemed to beneficially own all of the shares owned by JLL Healthcare, LLC.

- Mr. McWhorter is Managing Partner of Clayton Associates, which is the Co-General Partner of FCA Ventures II, L.P. As a result, Mr. McWhorter beneficially owns 34,896.53 shares of common stock owned by FCA Ventures II, L.P. Mr. McWhorter disclaims beneficial ownership of shares of common stock owned by FCA Ventures II, L.P.

- Unless otherwise indicated, the address of each person listed below is 113 Seaboard Lane, Suite A-200, Franklin, Tennessee 37067.

                                                           COMMON STOCK
                                                     --------------------------
                                                       NUMBER          PERCENT
        Beneficial Owners                            OF SHARES         OF CLASS
        -----------------                            ---------         --------
     JLL Healthcare, LLC                            2,664,250.00           87.7%
     David R. White                                    34,059.96            1.1
     C. Wayne Gower                                    27,163.31              *
     John K. Crawford                                  12,450.00              *
     Frank A. Coyle                                     6,641.34              *
     Linda W. Hischke                                   4,800.00              *
     Jay R. Bloom                                       ---                 ---
     Stuart C. McWhorter                               37,712.05            1.2
     Paul S. Levy                                   2,664,250.00           87.7
     David Y. Ying                                  2,664,250.00           87.7
     Jeffrey C. Lightcap                            2,664,250.00           87.7
     Anthony Grillo                                 2,664,250.00           87.7
     Ramsey A. Frank                                2,664,250.00           87.7
     Frank J. Rodriguez                                 ---                 ---
     Michael S. Berk                                    ---                 ---
     Robert E. Kiss                                     ---                 ---
     Directors and executive officers as a group    2,787,076.66           89.5
     (16 persons)

--------------------------

*    Less than 1%.

         Substantially all of our outstanding common stock has been pledged for the benefit of our lenders as security for our obligations under our bank credit facility. In the event of a default under our bank credit facility, our lenders would have the right to foreclose on the common stock, which would result in a change in control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

RECAPITALIZATION, ACQUISITION AND MERGER TRANSACTIONS

         Our company was formed during 1999 in a series of transactions that were arranged by certain members of our current management team and Joseph Littlejohn & Levy, Inc., the New York-based private equity firm that controls JLL Healthcare, LLC, our single largest stockholder. In 1999, Joseph Littlejohn & Levy, Inc. and certain members of our management team secured an agreement from Paracelsus Healthcare Corporation to enter into a recapitalization transaction involving PHC/Psychiatric Healthcare Corporation, a wholly owned subsidiary of Paracelsus Healthcare Corporation that owned five hospitals in the Utah area. Pursuant to the recapitalization transaction, JLL Healthcare, LLC and certain other of our stockholders acquired an aggregate of 91.2% of the outstanding common stock of PHC/Psychiatric Healthcare Corporation from Paracelsus Healthcare Corporation for an aggregate purchase price of $125.0 million. As part of the recapitalization, PHC/Psychiatric Healthcare Corporation repurchased $155.0 million of its common stock from Paracelsus Healthcare Corporation. The recapitalization valued PHC/Psychiatric Healthcare Corporation at $287.0 million, net of a working capital adjustment of $1.0 million. Upon the closing of the recapitalization, Paracelsus Healthcare Corporation retained approximately 6.0% of PHC/Psychiatric Healthcare Corporation's outstanding common stock, at an implied value of $8.0 million.

         On October 15, 1999, PHC/Psychiatric Healthcare Corporation acquired ten general, acute care hospitals and other related facilities and assets from Tenet Healthcare Corporation for approximately $431.8 million in CASH and assumed liabilities of approximately $41.2 million.

         On October 15, 1999, concurrent with the acquisition of the hospitals and related facilities and assets from Tenet Healthcare Corporation, a management company, originally formed by certain members of our management team to acquire and operate hospitals and related businesses, was merged with and into a wholly owned subsidiary of PHC/Psychiatric Healthcare Corporation. The PHC/Psychiatric Healthcare Corporation subsidiary that merged with the management company was an acquisition vehicle with no independent business operations that was formed for the sole purpose of merging with the management company. The PHC/Psychiatric Healthcare Corporation subsidiary continued as the surviving entity of the merger and PHC/Psychiatric Healthcare Corporation was renamed IASIS Healthcare Corporation. In the merger, stockholders of the management company, who include certain members of our current management team, received shares of our common stock and preferred stock with a total value of approximately $9.5 million.

         The number of shares of our common stock and preferred stock beneficially owned, determined based on the regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities, immediately following the completion of the recapitalization, acquisition and merger transactions on October 15, 1999, by the members of our board of directors, each of our executive officers, each person that owns greater than five percent of our common stock, and our directors and executive officers as a group is set forth in the following table. All shares of our preferred stock were converted to common stock on a ten-for-one basis on October 26, 2000.

                                                            Number of
                                                            Shares of
                         Number of Shares    Percent of     Preferred       Percent of
                         of Common Stock       Class          Stock           Class
                         ---------------     ---------        -----           -----
Name:

JLL Healthcare, LLC       1,162,280.70          84.7       148,771.93         90.0%
David R. White                  438.60             *            56.14            *
C. Wayne Gower                1,899.14             *           243.10            *
John K. Crawford                    --            --               --           --
Frank A. Coyle                1,447.38             *           185.27            *
Linda W. Hischke                    --            --               --           --
Paul S. Levy              1,162,280.70(1)       84.7       148,771.93(1)      90.0%
David Y. Ying             1,162,280.70(1)       84.7       148,771.93(1)      90.0%
Jeffrey C. Lightcap       1,162,280.70(1)       84.7       148,771.93(1)      90.0%
Anthony Grillo            1,162,280.70(1)       84.7       148,771.93(1)      90.0%
Ramsey A. Frank           1,162,280.70(1)       84.7       148,771.93(1)      90.0%
Frank J. Rodriguez                  --            --               --           --
Michael S. Berk                     --            --               --           --
Stuart C. McWhorter          16,449.36(2)          *         2,105.63(2)         *
Jay R. Bloom                        --            --               --           --
Robert E. Kiss                      --            --               --           --

-----------------------------------------
* Less than 1%

(1)  All shares issued to JLL Healthcare, LLC.

(2) Includes 15,221.28 shares of common stock and 1,948.43 shares of preferred stock issued to FCA Venture Partners II, L.P.

See Item 12, "Security Ownership of Certain Beneficial Owners and Management," for information regarding the current ownership of our common stock.

TRANSITION SERVICES AGREEMENT

         During fiscal 2000, we were a party to transition services agreements with Paracelsus Healthcare Corporation and Tenet Healthcare Corporation under which these parties agreed to provide specified services to us, including data processing services and systems technology services. The fee for these services was equal to the service provider's cost, plus 2.0%, in the case of the arrangement with Paracelsus Healthcare Corporation, and a flat fee based on out of pocket expenses in the case of the arrangement with Tenet Healthcare Corporation. During fiscal 2000, we paid approximately $290,000 to Paracelsus Healthcare Corporation and $5.2 million to Tenet Healthcare Corporation pursuant to these agreements. The agreement with Paracelsus Healthcare Corporation was terminated in April 2000. The agreement with Tenet Healthcare Corporation expires on June 1, 2001.

LICENSE AGREEMENTS

         During fiscal 2000, we were a party to license agreements with Paracelsus Healthcare Corporation and Tenet Healthcare Corporation under which those parties granted us licenses to utilize specific intellectual property

(including administrative software, and policies, procedures and compliance manuals) related to the administration of our business. The license agreements were terminated in October 2000.

STOCKHOLDERS AGREEMENT

         In connection with the recapitalization and the acquisition of hospitals and related facilities from Tenet Healthcare Corporation, JLL Healthcare, LLC and the other investors in our company entered into a stockholders agreement dated October 8, 1999 governing their ownership of our company. The following is a summary of the material terms of the stockholders agreement:

- The stockholders agreement provides that our board of directors initially consists of thirteen members, including ten representatives of JLL Healthcare, LLC, the chairman of the board and the chief executive officer.

- The stockholders other than JLL Healthcare, LLC have agreed to specified provisions relating to the transfer of their shares.

- There is no provision restricting how our stockholders vote on any matters.

- Prior to an initial public offering of our common stock, stockholders will have designated preemptive rights to participate in any future private offerings of our capital stock to maintain their pro rata interest in our company.

- Following an initial public offering of our common stock, the stockholders, under specified circumstances and subject to some conditions, will have the right to require us to register their shares under the Securities Act and to participate in specified registrations of shares by us.

- We have agreed to pay the administrative fees and expenses incurred by JLL Healthcare, LLC during the term of the stockholders agreement. During the year ended September 30, 2000, we paid JLL Healthcare, LLC approximately $1,380,000 for its administrative fees and expenses, including approximately $1.3 million of expenses relating to the recapitalization, acquisition and merger transactions.

         Some provisions of the stockholders agreement will terminate in the event of a qualifying initial public offering of our common stock.

TAX SHARING AGREEMENT

         We and some of our subsidiaries are included in JLL Healthcare, LLC's consolidated group for U.S. federal income tax purposes as well as in some consolidated, combined or unitary groups which include JLL Healthcare, LLC for state, local and foreign income tax purposes. We and JLL Healthcare have entered into a tax sharing agreement in connection with the recapitalization. The tax sharing agreement requires us to make payments to JLL Healthcare, LLC such that, with respect to tax returns for any taxable period in which we or any of our subsidiaries is included in JLL Healthcare, LLC's consolidated group or any combined group, including JLL Healthcare, LLC, the amount of taxes to be paid by us will be determined, subject to some adjustments, as if we and each of our subsidiaries included in JLL Healthcare, LLC's consolidated group or a combined group including JLL Healthcare, LLC filed their own consolidated, combined or unitary tax return. We and JLL Healthcare, LLC will prepare pro forma tax returns with respect to any tax return filed with respect to JLL Healthcare, LLC's consolidated group or any combined group including JLL Healthcare, LLC in order to determine the amount of tax sharing payments under the tax sharing agreement.

         JLL Healthcare, LLC will be responsible for filing any tax return with respect to JLL Healthcare, LLC's consolidated group or any combined group including JLL Healthcare, LLC. The tax sharing agreement requires us to assume responsibility for preparing these tax returns. The tax sharing agreement does not alter our general responsibility for preparing and filing any tax returns that include only our company and our subsidiaries.

         JLL Healthcare, LLC will be primarily responsible for controlling and contesting any audit or other tax proceeding with respect to JLL Healthcare, LLC's consolidated group or any combined group including JLL Healthcare, LLC. The tax sharing agreement requires us to conduct the contest of any audit or tax proceeding that relates to any tax return which we are responsible for preparing. JLL Healthcare, LLC, however, may control the entering into of any settlement or agreement or any decision in connection with any judicial or administrative tax proceeding.

         Each member of a consolidated group for U.S. federal income tax purposes is jointly and severally liable for the federal income tax liability of each other member of the consolidated group. Accordingly, although the tax sharing agreement allocates tax liabilities between us and JLL Healthcare, LLC, for any period in which we were included in JLL Healthcare, LLC's consolidated group, we could be liable in the event that any federal tax liability was incurred, but not discharged, by any other member of JLL Healthcare, LLC's consolidated group.

HEADQUARTERS LEASE AGREEMENT

         We lease a total of approximately 18,500 square feet of office space for our corporate headquarters in Franklin, Tennessee pursuant to a lease agreement with The Dover Centre, LLC, a Tennessee limited liability company in which Clayton McWhorter, the father of Stuart C. McWhorter, one of our directors, owns a 37.5% membership interest. Clayton Associates, LLC, a Tennessee limited liability company of which Stuart C. McWhorter is a 45% member, has an option to acquire the membership interest of Clayton McWhorter in The Dover Centre, LLC. The current annual rent per square foot for approximately 16,500 square feet of space is $17.00, subject to increase to $17.51, $18.04, $18.58 and $19.14 in August 2001, August 2002, August 2003 and August 2004, respectively. With respect to the remaining approximately 2,000 square feet of space, the current annual rent per square foot is $18.50, subject to increase to $19.05 and $19.62 in November 2001 and November 2002, respectively. Currently, the aggregate monthly base rent under the lease is $26,483. Additional rent is payable under the lease in an amount equal to the company's proportionate share of the excess of actual operating expenses over budgeted operating expenses for the base year 2000, grossed up to reflect 95% occupancy. The term of the lease with respect to approximately 16,500 square feet of space commenced on May 1, 2000 and terminates on July 31, 2005, and the term of the lease with respect to the remaining approximately 2,000 square feet of space commenced on October 15, 2000 and terminates on October 31, 2003. We have the option to renew the lease for two additional periods of five years each, subject to a base rent increase of 3%. During fiscal 2000, we paid The Dover Centre, LLC aggregate rent of $93,449.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.       Financial Statements: See Item 8

         2.       Financial Statement Schedules: Not Applicable

         3.       Management Contracts and Compensatory Plans and Arrangements

                  -        IASIS Healthcare Corporation 2000 Stock Option
                           Plan (1)
                  - Form of Employment Agreement between IASIS Healthcare Corporation and each of Messrs. C. Wayne Gower and John K. Crawford

         4.       Exhibits:

    EXHIBIT NO.                        DESCRIPTION
    -----------   --------------------------------------------------------------

         2.1 Recapitalization Agreement, dated as of August 16, 1999, by and among Paracelsus Healthcare Corporation, PHC/CHC Holdings, Inc., PHC/Psychiatric Healthcare Corporation, PHC-Salt Lake City, Inc., Paracelsus Pioneer Valley Hospital, Inc., Pioneer Valley Health Plan, Inc., PHC-Jordan Valley, Inc., Paracelsus PHC Regional Medical Center, Paracelsus Davis Hospital, Inc., PHC Utah, Inc., Clinicare of Utah, Inc. and JLL Hospital, LLC
                  (2)

         2.2 Asset Sale Agreement between Tenet Healthcare Corporation and JLL Hospital, LLC, dated August 15, 1999 (2)

         2.3 Amendment No. 1 to Asset Sale Agreement, made and entered into as of October 15, 1999, by and between Tenet Healthcare Corporation and IASIS Healthcare Corporation (2)

         2.4 Amendment No. 2 to Asset Sale Agreement, made and entered into as of October 15, 1999, by and between Tenet Healthcare Corporation and IASIS Healthcare Corporation (2)

         2.5 Asset Sale Agreement between Odessa Hospital, Ltd., and JLL Hospital, LLC, dated as of August 15, 1999 (2)

         2.6 Amendment No. 1 to Asset Sale Agreement, dated as of October 15, 1999, by and between Odessa Hospital, Ltd. and IASIS Healthcare Corporation (2)

         3.1 Amended and Restated Certificate of Incorporation of IASIS Healthcare Corporation, as filed with the Secretary of State of the State of Delaware on October 8, 1999 (2)

         3.2 Certificate of Designation, Preferences and Rights of Series A Preferred Stock of IASIS Healthcare Corporation, as filed with the Secretary of State of the State of Delaware on October 15, 1999 (2)

         3.3 Certificate of Designation, Preferences and Rights of Series B Preferred Stock of IASIS Healthcare Corporation, as filed with the Secretary of State of the State of Delaware on October 15, 1999 (2)

    EXHIBIT NO.                        DESCRIPTION
    -----------   --------------------------------------------------------------

         3.4      Amended and Restated By-Laws of IASIS Healthcare Corporation
                  (2)

         4.1 Indenture, dated as of October 15, 1999, among IASIS Healthcare Corporation, the Delaware and Limited Partnership Subsidiary Guarantors and The Bank of New York, as Trustee (2)

         4.2 Supplemental Indenture, dated October 25, 1999, among IASIS Healthcare Corporation, the Delaware and Limited Partnership Subsidiary Guarantors, the Arizona Subsidiary Guarantor, as guaranteeing subsidiary and The Bank of New York, as Trustee
                  (2)

         4.3 Supplemental Indenture, dated November 4, 1999, among IASIS Healthcare Corporation, the Delaware, Limited Partnership and Arizona Subsidiary Guarantors, the Utah Subsidiary Guarantor, as guaranteeing subsidiary and The Bank of New York, as Trustee (2)

         4.4 Senior Subordinated Guarantee, dated October 15, 1999 by the Delaware and Limited Partnership Subsidiary Guarantors in favor of (i) the holders of IASIS Healthcare Corporation's outstanding 13% Senior Subordinated Notes due 2009 and 13% Senior Subordinated Exchange Notes due 2009 to be issued in the Exchange Offer and covered by this Registration Statement and (ii) the Bank of New York, as Trustee under the Indenture governing the above-referenced notes (2)

         4.5 Senior Subordinated Guarantee, dated October 25, 1999 by the Arizona Subsidiary Guarantor in favor of (i) the holders of IASIS Healthcare Corporation's outstanding 13% Senior Subordinated Notes due 2009 and 13% Senior Subordinated Exchange Notes due 2009 to be issued in the Exchange Offer and covered by this Registration Statement and (ii) the Bank of New York, as Trustee under the Indenture governing the above-referenced notes (2)

         4.6 Senior Subordinated Guarantee, dated November 4, 1999 by the Utah Subsidiary Guarantor in favor of (i) the holders of IASIS Healthcare Corporation's outstanding 13% Senior Subordinated Notes due 2009 and 13% Senior Subordinated Exchange Notes due 2009 to be issued in the Exchange Offer and covered by this Registration Statement and (ii) the Bank of New York, as Trustee under the Indenture governing the above-referenced notes (2)

         4.7 Registration Rights Agreement, dated as of October 15, 1999, by and among IASIS Healthcare Corporation, the Subsidiary Guarantors and J.P. Morgan Securities Inc.(2)

         4.8 Form of IASIS Healthcare Corporation 13% Senior Subordinated Note due 2009 (included in Exhibit 4.1)

         4.9 Form of IASIS Healthcare Corporation 13% Senior Subordinated Exchange Note due 2009 (2)

         10.1 Stockholders Agreement, dated as of October 8, 1999, by and among IASIS Healthcare Corporation, JLL Healthcare, LLC, Paracelsus Healthcare Corporation and each of the other investors listed thereto (2)

    EXHIBIT NO.                        DESCRIPTION
    -----------   --------------------------------------------------------------

         10.2 Credit Agreement, dated as of October 15, 1999, among IASIS Healthcare Corporation, Various Lenders, J.P. Morgan Securities Inc. and The Bank of Nova Scotia, as Co-Lead Arrangers and Co-Book Runners, Paribas, as Documentation Agent, The Bank of Nova Scotia, as Syndication Agent, and Morgan Guaranty Trust Company of New York, as Administrative Agent (2)

         10.3 First Amendment, dated as of November 16, 1999, to the Credit Agreement, dated as of October 15, 1999, among IASIS Healthcare Corporation, Various Lenders, J.P. Morgan Securities Inc. and The Bank of Nova Scotia, as Co-Lead Arrangers and Co-Book Runners, Paribas, as Documentation Agent, The Bank of Nova Scotia, as Syndication Agent, and Morgan Guaranty Trust Company of New York, as Administrative Agent (2)

         10.4 Security Agreement, dated as of October 15, 1999, between IASIS Healthcare Corporation, Various Subsidiaries of IASIS Healthcare Corporation and Morgan Guaranty Trust Company of New York, as Collateral Agent (2)

         10.5 Pledge Agreement, dated as of October 15, 1999, between IASIS Healthcare Corporation, Various Subsidiaries of IASIS Healthcare Corporation and Morgan Guaranty Trust Company of New York, as Collateral Agent (2)

         10.6 Subsidiaries Guaranty, dated as of October 15, 1999 (as amended, restated, modified and/or supplemented from time to time), made by each of the Subsidiary Guarantors of IASIS Healthcare Corporation (2)

         10.7 Hypothecation Agreement, dated as of October 15, 1999 (as amended, restated, modified and/or supplemented from time to time), among each of the pledgors in favor of Morgan Guaranty Trust Company of New York, as Collateral Agent (2)

         10.8 Employee Leasing Agreement, dated as of October 15, 1999, by and among IASIS Healthcare Corporation and Tenet Healthcare Corporation and certain subsidiaries of Tenet Healthcare Corporation (2)

         10.9 Tenet Buypower Purchasing Assistance Agreement, dated as of October 15, 1999, by and between IASIS Healthcare Corporation and Tenet HealthSystem Medical, Inc. (2)

         10.10 Transition Services Agreement, dated as of October 8, 1999, by and between Paracelsus Healthcare Corporation and PHC/Psychiatric Healthcare Corporation (2)

         10.11 Tax Sharing Agreement, dated as of October 8, 1999, among JLL Healthcare, LLC and its affiliates (2)

         10.12 License Agreement for Policy and Procedures Manuals dated as of October 15, 1999 between IASIS Healthcare Corporation and Tenet Healthcare Corporation (2)

         10.13 License Agreement, dated as of October 8, 1999 between JLL Healthcare, LLC and Paracelsus Healthcare Corporation (2)

         10.14    IASIS Healthcare Corporation 2000 Stock Option Plan (1)

         10.15 Form of Employment Agreement between IASIS Healthcare Corporation and each of Messrs. C. Wayne Gower and John K. Crawford

    EXHIBIT NO.                        DESCRIPTION
    -----------   --------------------------------------------------------------

         10.16 Pioneer Hospital Lease dated as of May 15, 1996, by and between AHP of Utah, Inc., as Landlord, and Paracelsus Pioneer Valley, Hospital, Inc., as Tenant

         10.17 First Amendment to Pioneer Hospital Lease by and between AHP of Utah, Inc., as Landlord, and Paracelsus Pioneer Valley Hospital, Inc., as Tenant

         10.18 Second Amendment to Lease dated as of November 6, 1996, by and between AHP of Utah, Inc., as Landlord, and Paracelsus Pioneer Valley Hospital, Inc., as Tenant

         10.19 Third Amendment to Lease dated as of March 18, 1999, by and between AHP of Utah, Inc., as Landlord, and Paracelsus Pioneer Valley Hospital, Inc., as Tenant

         10.20 Lease dated as of July 29, 1977, by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, Inc., as Tenant

         10.21 Addendum to Lease entered into by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, Inc., as Tenant

         10.22 Conforming Amendment to Lease dated as of June 10, 1991, by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, Inc., as Tenant

         10.23 Amendment to Hospital Lease dated as of October 31, 2000, by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, L.P., as Tenant

         10.24 Facility Lease dated as of February 1, 1995, between Meditrust of Arizona, Inc., as Lessor, and OrNda Healthcorp of Phoenix, Inc., as Lessee

         10.25 Contract between Arizona Health Care Cost Containment System Administration and Health Choice Arizona

         21       Subsidiaries of IASIS Healthcare Corporation

         27.1     Financial Data Schedule

         27.2     Financial Data Schedule


(1) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000.

(2) Incorporated by reference to the Registrant's Registration Statement on Form S-4 (Registration No. 333-94521).

(b) During the quarter ended September 30, 2000, the Company filed a Current Report on Form 8-K to report its earnings for the nine months ended June 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    IASIS HEALTHCARE CORPORATION



Date: December 22, 2000             By: /s/ David R. White
                                        ----------------------------------------
                                       David R. White
                                       Chairman of the Board and Chief
                                       Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


           SIGNATURE                            TITLE                                  DATE
---------------------------------  ----------------------------------            -----------------

/s/  David R. White                Chairman of the Board and Chief
---------------------------------    Executive Officer (Principal
David R. White                            Executive Officer)                     December 22, 2000


/s/  John K. Crawford              Executive Vice President, Chief
---------------------------------  Financial Officer and Director
John K. Crawford                      (Principal Financial and
                                         Accounting Officer)                     December 22, 2000



/s/  C. Wayne Gower                           Director                           December 22, 2000
---------------------------------
C. Wayne Gower


/s/  Paul S. Levy                             Director                           December 22, 2000
---------------------------------
Paul S. Levy


/s/  David Y. Ying                            Director                           December 22, 2000
---------------------------------
David Y. Ying


/s/  Jeffrey L. Lightcap                      Director                           December 22, 2000
---------------------------------
Jeffrey L. Lightcap


/s/  Anthony Grillo                           Director                           December 22, 2000
---------------------------------
Anthony Grillo


/s/  Ramsey A. Frank                          Director                           December 22, 2000
---------------------------------
Ramsey A. Frank



/s/  Frank J. Rodriguez                       Director                           December 22, 2000
---------------------------------
Frank J. Rodriguez


/s/  Michael S. Berk                          Director                           December 22, 2000
---------------------------------
Michael S. Berk


/s/  Stuart C. McWhorter                      Director                           December 22, 2000
---------------------------------
Stuart C. McWhorter


/s/  Jay R. Bloom                             Director                           December 22, 2000
---------------------------------
Jay R. Bloom


/s/  Robert E. Kiss                           Director                           December 22, 2000
---------------------------------
Robert E. Kiss

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT

      No annual report or proxy material has been sent to security holders.

                                 EXHIBIT INDEX



    EXHIBIT NO.                        DESCRIPTION
    -----------   --------------------------------------------------------------

         2.1 Recapitalization Agreement, dated as of August 16, 1999, by and among Paracelsus Healthcare Corporation, PHC/CHC Holdings, Inc., PHC/Psychiatric Healthcare Corporation, PHC-Salt Lake City, Inc., Paracelsus Pioneer Valley Hospital, Inc., Pioneer Valley Health Plan, Inc., PHC-Jordan Valley, Inc., Paracelsus PHC Regional Medical Center, Paracelsus Davis Hospital, Inc., PHC Utah, Inc., Clinicare of Utah, Inc. and JLL Hospital, LLC
                  (2)

         2.2 Asset Sale Agreement between Tenet Healthcare Corporation and JLL Hospital, LLC, dated August 15, 1999 (2)

         2.3 Amendment No. 1 to Asset Sale Agreement, made and entered into as of October 15, 1999, by and between Tenet Healthcare Corporation and IASIS Healthcare Corporation (2)

         2.4 Amendment No. 2 to Asset Sale Agreement, made and entered into as of October 15, 1999, by and between Tenet Healthcare Corporation and IASIS Healthcare Corporation (2)

         2.5 Asset Sale Agreement between Odessa Hospital, Ltd., and JLL Hospital, LLC, dated as of August 15, 1999 (2)

         2.6 Amendment No. 1 to Asset Sale Agreement, dated as of October 15, 1999, by and between Odessa Hospital, Ltd. and IASIS Healthcare Corporation (2)

         3.1 Amended and Restated Certificate of Incorporation of IASIS Healthcare Corporation, as filed with the Secretary of State of the State of Delaware on October 8, 1999 (2)

         3.2 Certificate of Designation, Preferences and Rights of Series A Preferred Stock of IASIS Healthcare Corporation, as filed with the Secretary of State of the State of Delaware on October 15, 1999 (2)

         3.3 Certificate of Designation, Preferences and Rights of Series B Preferred Stock of IASIS Healthcare Corporation, as filed with the Secretary of State of the State of Delaware on October 15, 1999 (2)

    EXHIBIT NO.                        DESCRIPTION
    -----------   --------------------------------------------------------------

         3.4      Amended and Restated By-Laws of IASIS Healthcare Corporation
                  (2)

         4.1 Indenture, dated as of October 15, 1999, among IASIS Healthcare Corporation, the Delaware and Limited Partnership Subsidiary Guarantors and The Bank of New York, as Trustee (2)

         4.2 Supplemental Indenture, dated October 25, 1999, among IASIS Healthcare Corporation, the Delaware and Limited Partnership Subsidiary Guarantors, the Arizona Subsidiary Guarantor, as guaranteeing subsidiary and The Bank of New York, as Trustee
                  (2)

         4.3 Supplemental Indenture, dated November 4, 1999, among IASIS Healthcare Corporation, the Delaware, Limited Partnership and Arizona Subsidiary Guarantors, the Utah Subsidiary Guarantor, as guaranteeing subsidiary and The Bank of New York, as Trustee (2)

         4.4 Senior Subordinated Guarantee, dated October 15, 1999 by the Delaware and Limited Partnership Subsidiary Guarantors in favor of (i) the holders of IASIS Healthcare Corporation's outstanding 13% Senior Subordinated Notes due 2009 and 13% Senior Subordinated Exchange Notes due 2009 to be issued in the Exchange Offer and covered by this Registration Statement and (ii) the Bank of New York, as Trustee under the Indenture governing the above-referenced notes (2)

         4.5 Senior Subordinated Guarantee, dated October 25, 1999 by the Arizona Subsidiary Guarantor in favor of (i) the holders of IASIS Healthcare Corporation's outstanding 13% Senior Subordinated Notes due 2009 and 13% Senior Subordinated Exchange Notes due 2009 to be issued in the Exchange Offer and covered by this Registration Statement and (ii) the Bank of New York, as Trustee under the Indenture governing the above-referenced notes (2)

         4.6 Senior Subordinated Guarantee, dated November 4, 1999 by the Utah Subsidiary Guarantor in favor of (i) the holders of IASIS Healthcare Corporation's outstanding 13% Senior Subordinated Notes due 2009 and 13% Senior Subordinated Exchange Notes due 2009 to be issued in the Exchange Offer and covered by this Registration Statement and (ii) the Bank of New York, as Trustee under the Indenture governing the above-referenced notes (2)

         4.7 Registration Rights Agreement, dated as of October 15, 1999, by and among IASIS Healthcare Corporation, the Subsidiary Guarantors and J.P. Morgan Securities Inc.(2)

         4.8 Form of IASIS Healthcare Corporation 13% Senior Subordinated Note due 2009 (included in Exhibit 4.1)

         4.9 Form of IASIS Healthcare Corporation 13% Senior Subordinated Exchange Note due 2009 (2)

         10.1 Stockholders Agreement, dated as of October 8, 1999, by and among IASIS Healthcare Corporation, JLL Healthcare, LLC, Paracelsus Healthcare Corporation and each of the other investors listed thereto (2)

    EXHIBIT NO.                        DESCRIPTION
    -----------   --------------------------------------------------------------

         10.2 Credit Agreement, dated as of October 15, 1999, among IASIS Healthcare Corporation, Various Lenders, J.P. Morgan Securities Inc. and The Bank of Nova Scotia, as Co-Lead Arrangers and Co-Book Runners, Paribas, as Documentation Agent, The Bank of Nova Scotia, as Syndication Agent, and Morgan Guaranty Trust Company of New York, as Administrative Agent (2)

         10.3 First Amendment, dated as of November 16, 1999, to the Credit Agreement, dated as of October 15, 1999, among IASIS Healthcare Corporation, Various Lenders, J.P. Morgan Securities Inc. and The Bank of Nova Scotia, as Co-Lead Arrangers and Co-Book Runners, Paribas, as Documentation Agent, The Bank of Nova Scotia, as Syndication Agent, and Morgan Guaranty Trust Company of New York, as Administrative Agent (2)

         10.4 Security Agreement, dated as of October 15, 1999, between IASIS Healthcare Corporation, Various Subsidiaries of IASIS Healthcare Corporation and Morgan Guaranty Trust Company of New York, as Collateral Agent (2)

         10.5 Pledge Agreement, dated as of October 15, 1999, between IASIS Healthcare Corporation, Various Subsidiaries of IASIS Healthcare Corporation and Morgan Guaranty Trust Company of New York, as Collateral Agent (2)

         10.6 Subsidiaries Guaranty, dated as of October 15, 1999 (as amended, restated, modified and/or supplemented from time to time), made by each of the Subsidiary Guarantors of IASIS Healthcare Corporation (2)

         10.7 Hypothecation Agreement, dated as of October 15, 1999 (as amended, restated, modified and/or supplemented from time to time), among each of the pledgors in favor of Morgan Guaranty Trust Company of New York, as Collateral Agent (2)

         10.8 Employee Leasing Agreement, dated as of October 15, 1999, by and among IASIS Healthcare Corporation and Tenet Healthcare Corporation and certain subsidiaries of Tenet Healthcare Corporation (2)

         10.9 Tenet Buypower Purchasing Assistance Agreement, dated as of October 15, 1999, by and between IASIS Healthcare Corporation and Tenet HealthSystem Medical, Inc. (2)

         10.10 Transition Services Agreement, dated as of October 8, 1999, by and between Paracelsus Healthcare Corporation and PHC/Psychiatric Healthcare Corporation (2)

         10.11 Tax Sharing Agreement, dated as of October 8, 1999, among JLL Healthcare, LLC and its affiliates (2)

         10.12 License Agreement for Policy and Procedures Manuals dated as of October 15, 1999 between IASIS Healthcare Corporation and Tenet Healthcare Corporation (2)

         10.13 License Agreement, dated as of October 8, 1999 between JLL Healthcare, LLC and Paracelsus Healthcare Corporation (2)

         10.14    IASIS Healthcare Corporation 2000 Stock Option Plan (1)

         10.15 Form of Employment Agreement between IASIS Healthcare Corporation and each of Messrs. C. Wayne Gower and John K. Crawford

    EXHIBIT NO.                        DESCRIPTION
    -----------   --------------------------------------------------------------

         10.16 Pioneer Hospital Lease dated as of May 15, 1996, by and between AHP of Utah, Inc., as Landlord, and Paracelsus Pioneer Valley, Hospital, Inc., as Tenant

         10.17 First Amendment to Pioneer Hospital Lease by and between AHP of Utah, Inc., as Landlord, and Paracelsus Pioneer Valley Hospital, Inc., as Tenant

         10.18 Second Amendment to Lease dated as of November 6, 1996, by and between AHP of Utah, Inc., as Landlord, and Paracelsus Pioneer Valley Hospital, Inc., as Tenant

         10.19 Third Amendment to Lease dated as of March 18, 1999, by and between AHP of Utah, Inc., as Landlord, and Paracelsus Pioneer Valley Hospital, Inc., as Tenant

         10.20 Lease dated as of July 29, 1977, by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, Inc., as Tenant

         10.21 Addendum to Lease entered into by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, Inc., as Tenant

         10.22 Conforming Amendment to Lease dated as of June 10, 1991, by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, Inc., as Tenant

         10.23 Amendment to Hospital Lease dated as of October 31, 2000, by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, L.P., as Tenant

         10.24 Facility Lease dated as of February 1, 1995, between Meditrust of Arizona, Inc., as Lessor, and OrNda Healthcorp of Phoenix, Inc., as Lessee

         10.25 Contract between Arizona Health Care Cost Containment System Administration and Health Choice Arizona

         21       Subsidiaries of IASIS Healthcare Corporation

         27.1     Financial Data Schedule

         27.2     Financial Data Schedule

(1) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000.

(2) Incorporated by reference to the Registrant's Registration Statement on Form S-4 (Registration No. 333-94521).