Form 10-Q
period 2000-12-31
IASIS HEALTHCARE CORP
filed 2001-02-13
CIK 1073615

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

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





         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ x ] NO [ ]

               As of February 8, 2001, 3,043,949.50 shares of the
                   Registrant's Common Stock were outstanding.

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION..........................................................................1

         ITEM 1.  FINANCIAL STATEMENTS:.................................................................1

                  Condensed and Consolidated Balance Sheets at December 31, 2000 (Unaudited) and
                  September 30, 2000....................................................................1

                  Condensed and Consolidated Statements of Operations (Unaudited) -- Three
                  Months Ended December 31, 2000 and 1999...............................................2

                  Condensed and Consolidated Statements of Cash Flows (Unaudited) -- Three
                  Months Ended December 31, 2000 and 1999...............................................3

                  Notes to Unaudited Condensed and Consolidated Financial Statements....................4

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS ..........................................................................11

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................19

PART II - OTHER INFORMATION............................................................................20

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS............................................20

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................20

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................................20

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          IASIS HEALTHCARE CORPORATION
                   CONDENSED AND CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       (UNAUDITED)
                                                                       DECEMBER 31,  SEPTEMBER 30,
                                                                           2000           2000
                                                                        ---------      ---------
                            ASSETS

CURRENT ASSETS:
    Cash and cash equivalents .....................................     $      --      $      --
    Accounts receivable, net of allowance for doubtful
       accounts of $30,032 and $31,403, respectively ..............       165,949        146,744
    Inventories ...................................................        20,110         19,874
    Current deferred tax assets ...................................         1,146          1,146
    Prepaid expenses and other current assets .....................        15,041         13,181
                                                                        ---------      ---------
        Total current assets ......................................       202,246        180,945

Property and equipment, net .......................................       361,059        361,293
Goodwill and other intangibles, net ...............................       300,334        302,380
Deferred debt financing costs, net ................................        22,555         23,472
Deferred tax assets ...............................................         2,036          2,036
Other assets ......................................................         3,719          3,713
                                                                        ---------      ---------
        Total assets ..............................................     $ 891,949      $ 873,839
                                                                        =========      =========

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable ..............................................      $ 47,265       $ 31,707
    Salaries and benefits payable .................................        15,328         13,040
    Accrued interest payable ......................................        12,738         20,020
    Medical claims payable ........................................        16,993         16,530
    Other accrued expenses and other current liabilities ..........        15,321         20,739
    Current portion of accrued loss on discontinued operations ....         2,974          4,008
    Current maturities of long-term debt and capital lease
         obligations ..............................................        12,457          9,883
                                                                        ---------      ---------
        Total current liabilities .................................       123,076        115,927

Long-term debt and capital lease obligations ......................       560,322        547,771
Other long-term liabilities .......................................        13,920         13,372
Minority interest .................................................         2,075          2,060
Mandatorily redeemable Series A preferred stock -- $0.01 par
     value, authorized 500,000 shares; no shares issued and                    --        183,199
     outstanding at December 31, 2000 and 160,000 shares
     at September 30, 2000
Mandatorily redeemable Series B preferred stock -- $0.01 par value, authorized 50,000 shares; no shares issued and outstanding
     at December 31, 2000 and 5,311 shares at September 30, 2000...            --          6,079
                                                                        ---------      ---------
        Total liabilities .........................................       699,393        868,408

STOCKHOLDERS' EQUITY
    Common stock-- $0.01 par value, authorized 5,000,000
      shares; 3,041,147 shares and 1,371,840 shares issued and
      outstanding at December 31, 2000 and September 30, 2000,
      respectively.................................................            30             14
    Additional paid-in capital ....................................       450,504        259,784
    Treasury stock, at cost, 1,550,250 shares at December 31, 2000
      and September 30, 2000  .....................................      (155,025)      (155,025)
    Accumulated deficit ...........................................      (102,953)       (99,342)
                                                                        ---------      ---------
      Total stockholders' equity ..................................       192,556          5,431
                                                                        ---------      ---------
      Total liabilities and stockholders' equity ..................     $ 891,949      $ 873,839
                                                                        =========      =========

See accompanying notes to condensed and consolidated financial statements.

                          IASIS HEALTHCARE CORPORATION
         CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)


                                                           THREE MONTHS ENDED
                                                              DECEMBER 31,
                                                        ------------------------
                                                           2000           1999
                                                        ---------      ---------
Net revenue .......................................     $ 219,369      $ 177,695

Costs and expenses:
    Salaries and benefits .........................        77,085         60,906
    Supplies ......................................        32,136         26,116
    Other operating expenses ......................        64,995         49,829
    Provision for bad debts .......................        17,395         13,229
    Interest, net .................................        17,208         14,375
    Depreciation and amortization .................        14,108         10,384
    Recapitalization costs ........................            --          3,442
                                                        ---------      ---------
      Total costs and expenses ....................       222,927        178,281
                                                        ---------      ---------
Loss from continuing operations before
    minority interests and income taxes ...........        (3,558)          (586)
Minority interests ................................            53            (92)
                                                        ---------      ---------
Loss from continuing operations before
    income taxes ..................................        (3,611)          (494)
Income tax expense ................................            --             --
                                                        ---------      ---------
      Net loss from continuing operations .........        (3,611)          (494)

Discontinued operations:
   Losses from operations of discontinued physician
      practice operations .........................            --         (1,219)
                                                        ---------      ---------
       Net loss ...................................        (3,611)        (1,713)

Preferred stock dividends accrued (reversed) and
    accretion .....................................       (25,348)         5,520
                                                        ---------      ---------
Net earnings (loss) attributable to common
    stockholders ..................................     $  21,737      $  (7,233)
                                                        =========      =========



See accompanying notes to condensed and consolidated financial statements.

                          IASIS HEALTHCARE CORPORATION
         CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                THREE MONTHS ENDED
                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ..............................................   $  (3,611)   $  (1,713)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization .......................      14,108       10,384
      Minority interests ..................................          53          (92)
      Changes in operating assets and liabilities,
        net of effect of acquisitions:
        Accounts receivable ...............................     (19,205)     (81,968)
        Supplies, prepaid expenses and other
          current assets ..................................      (2,408)     (15,925)
        Accounts payable and other accrued liabilities ....       5,061       22,168
                                                              ---------    ---------
      Net cash used in operating activities ...............      (6,002)     (67,146)
                                                              ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment ...................      (9,391)      (9,175)
    Payments for acquisitions, net ........................          --     (434,424)
    Increase in other assets ..............................        (907)      (1,487)
                                                              ---------    ---------
      Net cash used in investing activities ...............     (10,298)    (445,086)
                                                              ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from credit facility .........................          --      160,000
    Proceeds from issuance of preferred stock .............          --      160,000
    Proceeds from issuance of common stock ................       1,620           --
    Repurchase of common stock ............................          --     (155,025)
    Proceeds from senior bank debt borrowings .............      45,600      330,000
    Proceeds from issuance of senior subordinated notes ...          --      230,000
    Payment of debt and capital leases ....................     (30,920)    (160,230)
    Common and preferred stock issuance costs incurred ....          --       (2,540)
    Debt financing costs incurred .........................          --      (25,360)
                                                              ---------    ---------
      Net cash provided by financing activities ...........      16,300      536,845
                                                              ---------    ---------
Increase in cash and cash equivalents .....................          --       24,613
Cash and cash equivalents at beginning of period ..........          --           --
                                                              ---------    ---------
Cash and cash equivalents at end of period ................   $      --    $  24,613
                                                              =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for:
      Interest ............................................   $  24,492    $   5,367
                                                              =========    =========
      Income taxes ........................................   $   3,250    $      --
                                                              =========    =========
SUPPLEMENTAL SCHEDULE OF INVESTING ACTIVITIES:
    Effects of acquisitions, net:
      Assets acquired, net of cash ........................   $      --    $(490,420)
      Liabilities assumed .................................          --       46,536
      Issuance of preferred and common stock, net .........          --        9,460
                                                              ---------    ---------
        Payments for acquisitions, net ....................   $      --    $(434,424)
                                                              =========    =========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
    FINANCING ACTIVITIES:
       Capital lease obligations incurred to acquire
           equipment.......................................   $     600    $     179
                                                              =========    =========
       Exchange of preferred stock for common stock .......   $ 189,278    $      --
                                                              =========    =========


See accompanying notes to condensed and consolidated financial statements.

                          IASIS HEALTHCARE CORPORATION
                  NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
                              FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The unaudited condensed and consolidated financial statements include the accounts of IASIS Healthcare Corporation ("IASIS" or "the Company") (formerly known as Paracelsus Utah Facilities, the Company's predecessor entity) and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

         In the opinion of management, the accompanying unaudited condensed and consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

         The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying unaudited condensed and consolidated financial statements and notes. Actual results could differ from those estimates.

         Certain prior period amounts have been reclassified in order to conform to current period presentation. Such reclassifications had no material effect on the financial position and results of operations as previously reported.

         IASIS operates networks of medium-sized hospitals in high-growth urban and suburban markets. As of December 31, 2000, the Company owned or leased 15 hospitals with a total of 2,194 operating beds. The Company's hospitals are currently located in four regions:

         -        Salt Lake City, Utah;

         -        Phoenix, Arizona;

         -        Tampa-St. Petersburg, Florida; and

         -        three cities in the State of Texas, including San Antonio.

         The Company also operates five ambulatory surgery centers and a Medicaid managed health plan called Health Choice that serves over 42,000 members in Arizona.

2.       RECAPITALIZATION AND ACQUISITION TRANSACTIONS

         IASIS was formed in October 1999 through a series of transactions that were arranged by Joseph Littlejohn & Levy, Inc. and members of the Company's current management team. Joseph Littlejohn & Levy is the private equity firm that controls JLL Healthcare, LLC, the Company's largest stockholder.

RECAPITALIZATION

         Effective October 8, 1999, Paracelsus Healthcare Corporation ("Paracelsus") and unrelated third parties recapitalized five acute care hospitals (Paracelsus Utah Facilities) in the Salt Lake City, Utah market owned by a subsidiary of Paracelsus valued at $287.0 million, net of a working capital adjustment of $1.0 million. In connection with the recapitalization, JLL Healthcare, LLC and some of the Company's stockholders purchased 1,250,000 shares of the outstanding common stock of the Paracelsus subsidiary for an aggregate of $125.0 million. The subsidiary then repurchased $155.0 million of its common stock from Paracelsus, which is being held as treasury stock as of December 31, 2000. The recapitalization transaction resulted in Paracelsus retaining an approximately 6% minority interest at an implied value of approximately $8.0 million in the subsidiary. After the recapitalization, the former

                          IASIS HEALTHCARE CORPORATION
                  NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
                              FINANCIAL STATEMENTS


2.       RECAPITALIZATION AND ACQUISITION TRANSACTIONS (CONTINUED)

RECAPITALIZATION (CONTINUED)

Paracelsus subsidiary changed its name to IASIS Healthcare Corporation and changed its fiscal year end to September 30. The Company's $155.0 million purchase of its own stock was financed with a $160.0 million credit facility, which was subsequently repaid concurrent with the Company's issuance of preferred stock, offering of senior subordinated notes and borrowing under a bank credit facility. The Company expensed legal, accounting and other related costs of approximately $3.5 million associated with the recapitalization during the fiscal year ended September 30, 2000.

THE TENET ACQUISITION

         Effective October 15, 1999, the Company acquired ten acute care hospitals and other related facilities and assets ("Tenet hospitals") from Tenet Healthcare Corporation ("Tenet") for approximately $431.8 million in cash and approximately $41.2 million in assumed liabilities. The Company did not acquire accounts receivable from Tenet but financed the related growth in working capital with proceeds from borrowings under its bank credit facilities and other sources of capital.

MANAGEMENT COMPANY ACQUISITION

         Concurrent with the Tenet transaction, a company formed by members of the Company's management to acquire and operate hospitals and related businesses was merged with and into a wholly owned subsidiary of the Company. In the merger, stockholders of this company received shares of the Company's common stock and preferred stock with a total value of approximately $9.5 million.

OTHER INFORMATION

         The following table summarizes the allocation of the aggregate purchase price of the acquisitions (in thousands):


                                               TENET        MANAGEMENT
                                              HOSPITALS      COMPANY        TOTAL
                                              ---------      -------      ---------
Purchase price, including direct costs of
   acquisition                                $ 436,918      $ 9,460      $ 446,378

Identifiable assets acquired                    220,850          289        221,139
Liabilities assumed                             (41,203)        (150)       (41,353)
                                              ---------      -------      ---------
     Identifiable net assets acquired           179,647          139        179,786
                                              ---------      -------      ---------
Goodwill                                      $ 257,271      $ 9,321      $ 266,592
                                              =========      =======      =========


         Direct costs of acquisitions of approximately $5.1 million were capitalized as a component of the purchase price and primarily consisted of legal fees, professional and accounting fees and other costs related to the transactions.

                          IASIS HEALTHCARE CORPORATION
                  NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
                              FINANCIAL STATEMENTS


2.       RECAPITALIZATION AND ACQUISITION TRANSACTIONS (CONTINUED)

OTHER INFORMATION (CONTINUED)

         The Tenet transaction and merger with a company formed by members of the Company's management were accounted for using the purchase method of accounting. The operating results of the acquired companies have been included in the condensed and consolidated statements of operations from their date of acquisition, October 15, 1999.

3.       LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

         Long-term debt and capital lease obligations consist of the following (in thousands):

                                             DECEMBER 31,   SEPTEMBER 30,
                                                 2000           2000
                                               --------       --------
               Bank facilities .........       $341,500       $326,668
               Senior subordinated notes        230,000        230,000
               Capital lease obligations          1,279            986
                                               --------       --------
                                                572,779        557,654
               Less current maturities..         12,457          9,883
                                               --------       --------
                                               $560,322       $547,771
                                               ========       ========

BANK FACILITIES

         Under a credit facility dated October 15, 1999, a syndicate of lenders made a total of $455.0 million available to the Company in the form of an $80.0 million tranche A term loan, a $250.0 million tranche B term loan and a $125.0 million revolving credit facility (collectively, the "Bank Facilities").

         As of December 31, 2000, amounts outstanding under the tranche A and tranche B term loans were $77.5 million and $247.5 million, respectively. As of December 31, 2000, the Company had drawn $16.5 million under the revolving credit facility and had issued approximately $28.6 million in letters of credit, resulting in remaining availability under the revolving credit facility of approximately $79.9 million. The revolving credit facility includes a $75.0 million sub-limit for letters of credit that may be issued by the Company. Repayments under the term loans are due in quarterly installments. In addition, the loans under the Bank Facilities are subject to mandatory prepayment under specific circumstances, including from a portion of excess cash flow and the net proceeds of specified casualty events, asset sales and debt issuances, each subject to various exceptions. The loans under the Bank Facilities bear interest at variable rates at specified margins above either Morgan Guaranty Trust Company of New York's alternate base rate or its reserve-adjusted Eurodollar rate. The weighted average interest rate on outstanding borrowings under the Bank Facilities was approximately 11.1% at December 31, 2000. The Company also pays a commitment fee equal to 0.5% of the average daily amount available under the revolving credit facility.

         The Bank Facilities require the Company to comply with various financial ratios and tests and contain covenants limiting the Company's ability to, among other things, incur debt, engage in acquisitions or mergers, sell assets, make investments or capital expenditures, make distributions or stock repurchases and pay dividends. The Bank Facilities are guaranteed by the Company's subsidiaries and these guaranties are secured by a pledge of substantially all of the subsidiaries' assets. Substantially all of the Company's outstanding common stock is pledged for the benefit of the Company's lenders as security for the Company's obligations under the Bank Facilities.

                          IASIS HEALTHCARE CORPORATION
                  NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
                              FINANCIAL STATEMENTS


3.       LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (CONTINUED)

SENIOR SUBORDINATED NOTES

         On October 13, 1999, the Company issued $230.0 million of 13% senior subordinated notes due 2009. On May 25, 2000, the Company exchanged all of its outstanding 13% senior subordinated notes due 2009 for 13% senior subordinated exchange notes due 2009 that have been registered under the Securities Act of 1933, as amended (the "Notes"). Terms and conditions of the exchange offer were as set forth in the registration statement on Form S-4 filed with the Securities and Exchange Commission that became effective on April 17, 2000. The Notes are unsecured obligations and are subordinated in right of payment to all existing and future senior indebtedness of the Company. Interest on the Notes is payable semi-annually.

         Except with respect to a change of control, the Company is not required to make mandatory redemption or sinking fund payments with respect to the Notes. The Notes are guaranteed, jointly and severally, by all of the Company's subsidiaries ("Subsidiary Guarantors"). The Company is a holding company with no independent assets or operations apart from its ownership of the Subsidiary Guarantors. At December 31, 2000, all of the Subsidiary Guarantors were wholly owned and fully and unconditionally guaranteed the Notes. The indenture for the Notes contains certain covenants, including but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, dividends and the Company's ability to merge or consolidate.

4.       PREFERRED STOCK

         Concurrent with the Tenet transaction, the Company issued 160,000 shares of mandatorily redeemable Series A preferred stock for proceeds, net of issuance costs, of $158.6 million. In connection with the merger with the company formed by members of the Company's management, the Company issued 5,311 shares of mandatorily redeemable Series B preferred stock valued at an aggregate of $5.3 million. On October 26, 2000, all shares of the Company's mandatorily redeemable Series A and Series B preferred stock were exchanged for shares of the Company's common stock on the basis of ten common shares for each preferred share. The preferred stock was exchanged for common stock without benefit to the preferred stockholders of the accrued dividends, therefore, previously accrued preferred stock dividends were reversed. The exchange increased the net earnings available for common stockholders and stockholders' equity by approximately $25.3 million and $189.3 million, respectively.

5.       DISCONTINUED OPERATIONS

         During the fourth quarter of fiscal 2000, IASIS implemented plans to sell its physician practice operations businesses and close related practice support offices during fiscal 2001, resulting in an estimated loss on sale and closure of $7.4 million in the year ended September 30, 2000. The operating results of the physician practice operations businesses are reflected as discontinued operations in the accompanying condensed and consolidated statements of operations. IASIS estimated losses of approximately $900,000 from the physician practice operations businesses from the date IASIS committed itself to the sale and closure through the projected sale and closure dates in fiscal 2001. The remainder of the estimated loss on sale and closure consists primarily of lease termination costs and physician contract termination costs. The estimated loss on sale and closure includes approximately $3.2 million of costs expected to be paid subsequent to fiscal 2001 which are recorded within other long term liabilities in the accompanying condensed and consolidated balance sheets.

         Net revenue for the physician practice operations was approximately $1.6 million for the three months ended December 31, 1999.

6.       SEGMENT AND GEOGRAPHIC INFORMATION

         The Company's acute care hospitals and related health care businesses are similar in their activities and the economic environments in which they operate (i.e., urban markets). Accordingly, the Company's reportable operating segments consist of (1) acute care hospitals and related healthcare businesses, collectively, and (2) its

                          IASIS HEALTHCARE CORPORATION
                  NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
                              FINANCIAL STATEMENTS


6.       SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

Medicaid managed health plan, Health Choice and a related entity (collectively referred to as Health Choice). The following is a financial summary by business segment for the periods indicated (EBITDA represents earnings from continuing operations before interest expense, minority interests, income taxes, recapitalization costs and depreciation and amortization):

                                                               THREE MONTHS
                                                            ENDED DECEMBER 31,
                                                          ----------------------
                                                            2000         1999
                                                          ---------    ---------
                                                              (In thousands)
ACUTE CARE SERVICE:
Net patient revenue                                       $ 194,260    $ 159,460
Revenue between segments                                     (1,663)        (739)
                                                          ---------    ---------
  Net revenue                                               192,597      158,721
Salaries and benefits                                        75,929       60,001
Supplies                                                     32,039       26,045
Other operating expenses (1)                                 40,664       32,740
Provision for bad debts                                      17,395       13,229
                                                          ---------    ---------
  EBITDA                                                     26,570       26,706
Interest expense, net                                        17,208       14,375
Depreciation and amortization                                14,054       10,346
                                                          ---------    ---------
  Earnings (loss) from continuing operations
    before minority interests and income taxes (1)        $  (4,692)   $   1,985
                                                          =========    =========
Segment assets                                            $ 887,069    $ 851,197
                                                          =========    =========
Earnings (loss) from continuing operations
  before minority interests and income taxes (1)          $  (4,692)   $   1,985
Recapitalization costs                                           --        3,442
Minority interests                                               53          (92)
                                                          ---------    ---------
Loss from continuing operations
  before income taxes                                     $  (4,745)   $  (1,365)
                                                          =========    =========
HEALTH CHOICE:
Net patient revenue                                       $      --    $      --
Capitation payments                                          26,772       18,974
Revenue between segments                                         --           --
                                                          ---------    ---------
  Net revenue                                                26,772       18,974
Salaries and benefits                                         1,156          905
Supplies                                                         97           71
Other operating expenses (1)                                 24,331       17,089
Provision for bad debts                                          --           --
                                                          ---------    ---------
  EBITDA                                                      1,188          909
Interest expense, net                                            --           --
Depreciation and amortization                                    54           38
                                                          ---------    ---------
  Earnings from continuing operations before
    minority interests and income taxes (1)               $   1,134    $     871
                                                          =========    =========
Segment assets                                            $   4,002    $   2,582
                                                          =========    =========
Earnings from continuing operations before
  minority interests and income taxes (1)                 $   1,134    $     871
Recapitalization costs                                           --           --
Minority interests                                               --           --
                                                          ---------    ---------
Earnings from continuing operations before income taxes   $   1,134    $     871
                                                          =========    =========


(1) Amounts exclude recapitalization costs.

                          IASIS HEALTHCARE CORPORATION
                  NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
                              FINANCIAL STATEMENTS

7.       CONTINGENCIES

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

HEALTH CHOICE

         Health Choice has entered into a capitated contract whereby the plan provides healthcare services in exchange for fixed periodic and supplemental payments from the Arizona Health Care Cost Containment System ("AHCCCS"). These services are provided regardless of the actual costs incurred to provide these services. The Company receives reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds. The Company believes the capitated payments, together with reinsurance and other supplemental payments, are sufficient to pay for the services Health Choice is obligated to deliver. The Company has provided performance guaranties in the form of a surety bond in the amount of $9.4 million and a letter of credit in the amount of $1.6 million for the benefit of AHCCCS to support its obligations under the Health Choice contract to provide and pay for the healthcare services.

TAX SHARING AGREEMENT

         The Company and some of its subsidiaries are included in JLL Healthcare, LLC's consolidated group for U.S. Federal income tax purposes as well as in some consolidated, combined or unitary groups which include JLL Healthcare, LLC for state, local and foreign income tax purposes. The Company and JLL Healthcare, LLC have entered into a tax sharing agreement in connection with the recapitalization. The tax sharing agreement requires the

                          IASIS HEALTHCARE CORPORATION
                  NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
                              FINANCIAL STATEMENTS


7.       CONTINGENCIES (CONTINUED)

TAX SHARING AGREEMENT (CONTINUED)

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

         Each member of a consolidated group for U.S. Federal income tax purposes is jointly and severally liable for the Federal income tax liability of each other member of the consolidated group. Accordingly, although the tax sharing agreement allocates tax liabilities between the Company and JLL Healthcare, LLC, for any period in which the Company was included in JLL Healthcare, LLC's consolidated group, the Company could be liable in the event that any Federal tax liability was incurred, but not discharged, by any other member of JLL Healthcare, LLC's consolidated group.

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

8.       SUBSEQUENT EVENTS

         On February 6, 2001, the Company declared a 10.5-for-one stock split of the outstanding common stock and common stock options and approved an increase in authorized shares of common stock to be effective prior to the effectiveness of a registration statement for an initial public offering of the Company's common stock.

         On February 1, 2001, the Company sold limited partnership units in the Company's subsidiary that owns Odessa Regional Hospital to third party investors for an aggregate of $2.1 million. The net proceeds of this equity sale will be used to fund a portion of the expansion of the hospital, which is expected to be completed within the next 18 to 24 months. After giving effect to this sale, the Company will own approximately 88.7% of the equity in this subsidiary.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed and consolidated financial statements, the notes to our unaudited condensed and consolidated financial statements and the other financial information appearing elsewhere in this report. Data for the three months ended December 31, 2000 and 1999 has been derived from our unaudited condensed and consolidated financial statements.

FORWARD LOOKING STATEMENTS

         This Form 10-Q contains forward-looking statements within the meaning of the Federal securities laws, which are intended to be covered by the safe harbors created thereby. These forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations including, but not limited to, the discussions of our operating and growth strategy (including possible acquisitions and dispositions), projections of revenue, income or loss, and future operations. Forward-looking statements involve risks and uncertainties including, without limitation, those associated with our ability to enter into favorable contracts with managed care payors; the highly competitive nature of the healthcare industry; possible changes in Medicare and Medicaid reimbursement levels and other Federal or state healthcare reforms; future cost containment initiatives undertaken by purchasers of healthcare services; our ability to successfully build census levels, grow revenue and reduce operating losses at Rocky Mountain Medical Center; our ability to attract and retain qualified management and personnel, including physicians and nurses; our ability to service our significant indebtedness; the effect of existing and future governmental regulations, including the Balanced Budget Act of 1997, the Balanced Budget Refinement Act of 1999 and the Benefits Improvement Protection Act of 2000; the impact of possible governmental investigations; our ability to successfully implement and integrate our management information systems at our hospitals; our limited operating history; our ability to successfully manage the risks of our Medicaid managed care plan, Health Choice; our ability to successfully complete and integrate acquisitions of other companies or facilities; general economic and business conditions; and those risks, uncertainties and others matters detailed under the caption "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 and from time to time in our filings with the Securities and Exchange Commission.

         Although we believe that the assumptions underlying the forward-looking statements contained in this report are reasonable, any of these assumptions could prove to be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included in this report, you should not regard the inclusion of such information as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

GENERAL

         We are a leading owner and operator of acute care hospitals that develops and operates networks of medium-sized hospitals in high-growth urban and suburban markets. We operate our hospitals with a strong community focus by offering and developing healthcare services to meet the needs of the markets we serve, promoting strong relationships with physicians, working with local managed care plans and recruiting experienced local management. As of December 31, 2000, we owned or leased 15 hospitals with a total of 2,194 operating beds. Our hospitals are currently located in four regions:

         -        Salt Lake City, Utah;
         -        Phoenix, Arizona;
         -        Tampa-St. Petersburg, Florida; and
         -        three cities in the State of Texas, including San Antonio.

We also operate five ambulatory surgery centers and a Medicaid managed health plan called Health Choice that serves over 42,000 members in Arizona.

         Net revenue is comprised of net patient service revenue and other revenue. Net patient service revenue is reported net of contractual adjustments. The adjustments principally result from differences between the hospitals' established charges and payment rates under Medicare, Medicaid and the various managed care organizations. Established hospital charges generally have increased at a faster rate than the rate of increase for Medicare and Medicaid payments. We record net patient service revenue at the estimated net realizable amounts for services rendered to Medicare and Medicaid patients, including estimated retroactive adjustments under reimbursement agreements with the payors. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and are adjusted in future periods, if necessary, when final settlements are determined. Other revenue includes revenue from Health Choice, medical office building rental income and other miscellaneous revenue. Operating expenses consist of salaries and benefits, supplies, other operating expenses and provision for bad debts.

         Our hospitals' revenue continues to be affected by an increasing proportion of revenue being derived from fixed payment, higher discount sources including Medicare, Medicaid, managed care organizations and others. Fixed payment amounts are often based upon a diagnosis regardless of the cost incurred or the level of services provided. Our revenue, cash flows and earnings have been reduced by this reimbursement methodology. We expect patient volumes from Medicare and Medicaid to continue to increase due to the general aging of the population and expansion of state Medicaid programs. Under the Balanced Budget Act of 1997, reimbursement from Medicare and Medicaid was reduced during 1998 and 1999, and will continue to be reduced as certain changes are phased in during 2000 and 2001. Certain of the rate reductions resulting from the Balanced Budget Act of 1997 are being mitigated by the Balanced Budget Refinement Act of 1999 and will be further mitigated by the Benefits Improvement Protection Act of 2000. It is estimated that the Benefits Improvement Protection Act of 2000 will provide approximately $35 billion in funding restorations to Medicare healthcare providers over a period of five years, approximately one-third of which will go to hospitals. Exclusive of Health Choice, the percentage of our net revenue related to Medicare and Medicaid was approximately 35% for the three months ended December 31, 2000.

         Our revenue also is affected by the trend toward performing more services on an outpatient basis due to advances in medical technology and pharmacology as well as cost containment pressures from Medicare, Medicaid, managed care organizations and other sources of revenue. Approximately 35% of our gross patient revenue during the three months ended December 31, 2000 was generated from outpatient procedures.

         Based on our preliminary assessment of the recently released final regulations implementing Medicare's new prospective payment system for outpatient hospital care, we currently do not expect the prospective payment system to have a material adverse effect on our future operating results. We have been somewhat negatively affected by delays in processing our claims under the new prospective payment system for outpatient hospital care subsequent to its implementation in August 2000.

RECAPITALIZATION AND ACQUISITION TRANSACTIONS

         IASIS was formed in October 1999 through a series of transactions that were arranged by Joseph Littlejohn & Levy, Inc. and members of our current management team. Joseph Littlejohn & Levy is the private equity firm that controls JLL Healthcare, LLC, our largest stockholder. The first transaction was effective October 8, 1999, when Paracelsus Healthcare Corporation and unrelated third parties recapitalized five acute care hospitals in the Salt Lake City, Utah market owned by a subsidiary of Paracelsus, valued at $287.0 million, net of a working capital adjustment of $1.0 million.

         In connection with the recapitalization, JLL Healthcare, LLC and some of our stockholders purchased an aggregate of $125.0 million of the outstanding common stock of a subsidiary of Paracelsus. The subsidiary then repurchased $155.0 million of its common stock from Paracelsus. The recapitalization transaction resulted in Paracelsus retaining an approximately 6% minority interest at an implied value of approximately $8.0 million in the preexisting Paracelsus subsidiary that owned the Paracelsus Utah facilities. After the recapitalization, the former Paracelsus subsidiary changed its name to IASIS Healthcare Corporation and changed its fiscal year end to September 30.

         The second transaction was effective October 15, 1999, when we acquired ten acute care hospitals and other related facilities and assets from Tenet Healthcare Corporation for approximately $431.8 million in cash and approximately $41.2 million in assumed liabilities. We have reached an agreement with Tenet on net working capital acquired in the transaction with the exception of adjustments relating to physician services operations and certain other matters.

The effect of the adjustment for these remaining matters, if any, is not expected to be material and would result in a reduction in goodwill recognized in the Tenet transaction.

         Concurrent with the Tenet transaction, a company formed by members of our management to acquire and operate hospitals and related businesses was merged with and into a wholly owned subsidiary of our company. In the merger, stockholders of this company received shares of our common stock and preferred stock with a total value of approximately $9.5 million.

         The Tenet transaction and merger with a company formed by members of our management were accounted for using the purchase method of accounting. The operating results of these acquired companies have been included in our condensed and consolidated statements of operations from the October 15, 1999 date of acquisition.

DISCONTINUED OPERATIONS

         Our financial results from continuing operations do not include the results of operations of Clinicare, our physician practice operations consisting of 31 physicians in 13 offices. We are exiting this business and intend to sell the assets of our physician practices and close our practice support offices. Revenue and expenses associated with these operations have been reclassified to discontinued operations. During the three months ended December 31, 1999, we incurred losses of $1.2 million from our discontinued physician practice operations.

SELECTED OPERATING DATA

         The following table sets forth selected operating data for each of the periods presented. The operating data includes the Tenet hospitals from October 15, 1999, their date of acquisition.

                                                         THREE MONTHS ENDED
                                                   DECEMBER 31,        DECEMBER 31,
                                                       2000                1999
                                                    (UNAUDITED)        (UNAUDITED)
                                                    -----------        -----------
Number of hospitals at end of period                       15                 14
Licensed beds at end of period                          2,685(a)           2,567
Operating beds at end of period                         2,194(a)           2,144
Average length of stay (days) (b)                        4.36               4.41
Occupancy rates (average beds in service) (c)            44.3%              41.2%
Admissions (d)                                         20,006             16,137
Adjusted admissions (e)                                31,789             26,451
Patient days (f)                                       87,260             71,109
Adjusted patient days (e)                             134,658            113,319

-----------------------------

(a) Includes 118 licensed beds and 71 operating beds at Rocky Mountain Medical Center, formerly named PHC Regional Hospital and Medical Center, which was closed in June 1997 by Paracelsus and reopened by us on April 10, 2000.

(b) Represents the average number of days that a patient stayed in our hospitals.

(c) Excludes 71 beds at Rocky Mountain Medical Center placed in service on April 10, 2000. If these beds were included, the occupancy rate would have been 43.2% for the three months ended December 31, 2000.

(d) Represents the total number of patients admitted to our hospitals for stays in excess of 23 hours. Management and investors use this number as a general measure of inpatient volume.

(e) Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions/patient days by multiplying admissions/patient days by gross patient revenue and then dividing that number by gross inpatient revenue.

(f)      Represents the number of days our beds were occupied over the period.

RESULTS OF OPERATIONS

         The following table presents, for the periods indicated, information expressed as a percentage of net revenue. Such information has been derived from our unaudited condensed and consolidated statements of operations. The results of operations for the periods presented include the Tenet hospitals and the company formed by members of our management from October 15, 1999, their acquisition date.

                                                             THREE MONTHS ENDED
                                                       DECEMBER 31,      DECEMBER 31,
                                                           2000              1999
                                                        -----------      -----------
Net revenue                                                 100.0%          100.0%
Salaries and benefits                                        35.1            34.3
Supplies                                                     14.7            14.7
Other operating expenses                                     29.6            28.0
Provision for bad debts                                       7.9             7.5
                                                            -----           -----
Total operating expenses                                     87.3            84.5
                                                            -----           -----
EBITDA (a)                                                   12.7            15.5
Depreciation and amortization                                 6.4             5.8
Interest, net                                                 7.9             8.1
Minority interests                                             --              --
Recapitalization costs                                         --             1.9
                                                            -----           -----
Loss from continuing operations before income taxes          (1.6)           (0.3)
Income tax expense                                             --              --
                                                            -----           -----
Net loss from continuing operations                          (1.6)           (0.3)
Discontinued operations                                        --            (0.7)
                                                            -----           -----
Net loss                                                     (1.6)%          (1.0)%
                                                            =====           =====

---------------------------

(a) EBITDA represents earnings from continuing operations before interest expense, minority interests, income taxes, recapitalization costs and depreciation and amortization. Although you should not consider EBITDA in isolation or as a substitute for net earnings, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States, management understands that EBITDA is commonly used to evaluate a company's financial performance, especially in evaluating healthcare companies. EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999

         Net revenue for the three months ended December 31, 2000 was $219.4 million, an increase of $41.7 million, or 23.5%, from $177.7 million for the three months ended December 31, 1999. Approximately $22.8 million of the increase in net revenue is attributable to the fact that revenue for the three months ended December 31, 2000 included a full three months of operations for the Tenet facilities and Health Choice compared to the prior year period, which included the results of operations for the Tenet facilities and Health Choice from their acquisition date, October 15, 1999. The remaining $18.9 million increase in net revenue is due to increasing volume and revenue growth in both our hospital operations, which we refer to as our acute care service segment in our financial statements, and Health Choice.

         Net revenue from our hospital operations for the three months ended December 31, 2000 was $192.6 million, an increase of $33.9 million, or 21.4%, from $158.7 million for the three months ended December 31, 1999. Approximately $19.5 million of the increase is due to the results of the Tenet hospital facilities being included for a full three months for the quarter ended December 31, 2000, and $4.1 million of the increase is due to the opening of Rocky Mountain Medical Center on April 10, 2000. The remaining increase in net revenue of $10.3 million is due primarily to volume growth in our hospital operations. The increase in volume was attributable largely to our increased focus on improving physician relations and communications, physician recruitment, new services, facility improvements and population growth in our primary service areas.

         Admissions, excluding Rocky Mountain Medical Center, increased 22.7% from 16,137 for the three months ended December 31, 1999 to 19,796 for the same period in 2000, and patient days, excluding Rocky Mountain Medical Center, increased 21.6% from 71,109 for the three months ended December 31, 1999 to 86,442 for the same period in 2000. Adjusted admissions, excluding Rocky Mountain Medical Center, increased 18.7% from 26,451 for the three months ended December 31, 1999 to 31,391 for the same period in 2000 and adjusted patient days, excluding Rocky Mountain Medical Center, increased 17.5% from 113,319 for the three months ended December 31, 1999 to 133,107 for the same period in 2000. Had the Tenet hospital facilities been included as of October 1, 1999 rather than October 15, 1999, the date of the Tenet acquisition, admissions, patient days, adjusted admissions and adjusted patient days, excluding Rocky Mountain Medical Center, would have increased 8.8%, 6.7%, 5.9% and 3.7%, respectively. The volume growth was well balanced across all the markets in which we operate.

         Net revenue from Health Choice was $26.8 million for the three months ended December 31, 2000, an increase of $7.8 million, or 41.1%, from $19.0 million in the same period in 1999. Approximately $3.3 million of the increase is due to the results of Health Choice being included for a full three months for the quarter ended December 31, 2000. Additionally, covered lives under this prepaid Medicaid plan have increased from 36,800 at December 31, 1999 to 42,200 at December 31, 2000, an increase of 14.7%. The increase in covered lives has positively impacted Health Choice revenue for the three months ended December 31, 2000 compared to the prior period.

         Operating expenses increased $41.5 million from $150.1 million for the three months ended December 31, 1999 to $191.6 million for the three months ended December 31, 2000 largely due to the addition of the Tenet hospitals and Health Choice effective October 15, 1999 and the opening of Rocky Mountain Medical Center. Operating expenses as a percentage of net revenue were 87.3% for the three months ended December 31, 2000 and 84.5% for the three months ended December 31, 1999. Excluding Rocky Mountain Medical Center, operating expenses as a percentage of net revenue were 85.5% for the three months ended December 31, 2000.

         Operating expenses from our hospital operations for the three months ended December 31, 2000 were $166.0 million, an increase of $34.0 million, or 25.7%, from $132.0 million for the three months ended December 31, 1999. Approximately $20.8 million of the increase, consisting of $8.7 million in salaries and benefits, $1.8 million in supplies, $400,000 in provision for bad debts and $9.9 million in other operating expenses, is due to the results of the Tenet hospital facilities being included for a full three months for the quarter ended December 31, 2000. Of the remaining $13.2 million increase in operating expenses, $7.6 million is due to the opening of Rocky Mountain Medical Center and $5.6 million is due primarily to the volume growth in our hospital operations.

         Operating expenses from our hospital operations, excluding Rocky Mountain Medical Center, as a percentage of net revenue were 84.1% for the three months ended December 31, 2000 compared to 83.1% for the three months ended December 31, 1999. This increase was due primarily to increased salaries and benefits expense as a percentage of net revenue of 1.2% for the three months ended December 31, 2000 compared to the same period in 1999. The increase in salaries and benefits expense as a percentage of net revenue was primarily due to general wage inflation, an increased level of temporary staffing in certain of our markets where volume has been growing and increased staffing at our corporate office compared to the same period in the prior year.

         We opened Rocky Mountain Medical Center in Salt Lake City, Utah on April 10, 2000. Rocky Mountain Medical Center is Salt Lake City's newest acute care hospital with 118 licensed and 71 operating beds. Rocky Mountain Medical Center offers general medicine, surgery, emergency room services, cardiology, orthopedics, oncology and after-hours pediatrics programs. During the three months ended December 31, 2000, Rocky Mountain Medical Center generated net revenue of $4.1 million and incurred operating expenses of $7.6 million, resulting in a loss before interest, taxes, depreciation and amortization of $3.5 million. We have negotiated managed care contracts that became effective January 1, 2001 with two large managed care plans in the Salt Lake City market. Additionally, we have completed operating room modifications that will enable us to perform orthopedic procedures and began providing new cardiology services at Rocky Mountain Medical Center in January 2001. Primarily as a result of these new contracts and services, we have seen our daily census increase to as high as 29 and our average daily census has increased from an average of less than ten during the three months ended December 31, 2000 to 17 in January 2001. In addition, the medical office building on the Rocky Mountain Medical Center campus was approximately 66% occupied as of December 31, 2000, and we have in excess of 215 physicians on the medical staff.

         We incurred operating expenses of $7.6 million during the three months ended December 31, 2000 consisting of $2.5 million in salaries and benefits, $600,000 in supplies, $1.3 million in provision for bad debts and $3.2 million in other operating expenses. Other operating expenses included costs for purchased services, rents and leases, utilities, marketing, insurance and other expenses, including approximately $473,000 of professional fees associated with the lawsuit we have filed with respect to Rocky Mountain Medical Center. We expect to continue to have operating losses at Rocky Mountain Medical Center until we are able to build our census to a level that causes our net revenue to exceed our operating expenses.

         Operating expenses for Health Choice increased $7.5 million during the three months ended December 31, 2000 compared to the same period in 1999 due to the incremental cost of increased enrollment and the fact that Health Choice was acquired effective October 15, 1999 and therefore did not have a full quarter of expenses in the prior period. Operating expenses as a percentage of net revenue for Health Choice were comparable at 95.6% for the three months ended December 31, 2000 and 95.2% for the three months ended December 31, 2000.

         EBITDA was $27.8 million, or 12.7% of net revenue, for the three months ended December 31, 2000, compared to $27.6 million, or 15.5% of net revenue, for the three months ended December 31, 1999. This decline in the EBITDA margin was due primarily to the operating losses at Rocky Mountain Medical Center. Excluding results from Rocky Mountain Medical Center, net revenue and EBITDA were $215.3 million and $31.3 million, respectively, for the three months ended December 31, 2000, resulting in an EBITDA margin of 14.5%.

         EBITDA for hospital operations, excluding Rocky Mountain Medical Center, was $30.1 million, or 16.0% of net revenue, for the three months ended December 31, 2000, compared to $26.7 million, or 16.8% of net revenue, for the three months ended December 31, 1999. Assuming that the acquisition of the Tenet hospital facilities on October 15, 1999 was effective as of October 1, 1999, EBITDA for hospital operations, excluding Rocky Mountain Medical Center, for the three months ended December 31, 1999 would have been $25.5 million, or 14.3% of net revenue.

         Health Choice, our Medicaid managed health plan, has a significantly lower EBITDA margin than hospital operations. EBITDA for Health Choice was $1.2 million, or 4.4% of net revenue, for the three months ended December 31, 2000, compared to $900,000, or 4.8% of net revenue, for the three months ended December 31, 1999. Assuming that the acquisition of Health Choice on October 15, 1999 was effective as of October 1, 1999, the EBITDA margin for Health Choice for the three months ended December 31, 1999 would have been 4.1% of net revenue.

         Depreciation and amortization expense increased $3.7 million from $10.4 million for the three months ended December 31, 1999 to $14.1 million for the three months ended December 31, 2000 due to the acquisition of the Tenet facilities on October 15, 1999 and the depreciation of assets associated with Rocky Mountain Medical Center.

         Interest expense increased $2.8 million from $14.4 million for the three months ended December 31, 1999 to $17.2 million for the three months ended December 31, 2000, due to the timing of borrowings of $560.0 million associated with the acquisition of the Tenet hospitals and the recapitalization of the Paracelsus hospitals on October 15, 1999 and interest rate increases.

         We incurred legal, accounting and other related costs of approximately $3.4 million during the three months ended December 31, 1999 related to the recapitalization transaction.

         Losses from continuing operations before income taxes were $3.6 million for the three months ended December 31, 2000 compared to a loss of $500,000 for the three months ended December 31, 1999. The increase in losses from continuing operations before income taxes was due to losses at Rocky Mountain Medical Center, increases in depreciation and amortization expense and interest expense during the three months ended December 31, 2000, offset partially by recapitalization costs incurred in the three months ended December 31, 1999.

         We recorded no provision for income taxes for the three months ended December 31, 2000 and 1999 due to the uncertainty of realizing a tax benefit related to the losses incurred.

         We incurred losses from our discontinued physician practice operations for the three months ended December 31, 1999 of $1.2 million.

         Net loss for the three months ended December 31, 2000 was $3.6 million compared to a net loss of $1.7 million for the three months ended December 31, 1999.

         We recorded a reversal of preferred stock dividends of $25.3 million during the three months ended December 31, 2000, compared to preferred stock dividends and accretion of $5.5 million recorded during the three months ended December 31, 1999. The preferred stock, which was exchanged for shares of our common stock on the basis of ten common shares for each preferred share in October 2000, was mandatorily redeemable and dividends were payable in shares of our common stock. The preferred stock was exchanged for common stock without benefit to the preferred stockholders of the accrued dividends, therefore, the accrual of dividends was reversed. The exchange did not result in a cash payment. Net earnings attributable to common stockholders after the effect of the preferred stock dividends and accretion for the three months ended December 31, 2000 was $21.7 million compared to a net loss of $7.2 million for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2000, we had $79.2 million in working capital, compared to $65.0 million at September 30, 2000, an increase of $14.2 million. We used cash of $6.0 million in operating activities during the three months ended December 31, 2000, compared to using $67.1 million of cash in operating activities during the three months ended December 31, 1999. During the three months ended December 31, 2000, the increase in working capital and negative cash flow from operations were due primarily to the growth in accounts receivable of $19.2 million from $146.7 million at September 30, 2000 to $165.9 million at December 31, 2000. At December 31, 2000, net accounts receivable of $165.9 million amounted to approximately 78.6 days of net revenue outstanding compared to 70 days at September 30, 2000. The increase in days of net revenue outstanding at December 31, 2000 is due in part to information system conversions and related business office disruptions in our Florida and Texas markets during the fourth quarter of fiscal year 2000 and the quarter ended December 31, 2000. In addition, we have been negatively affected to some extent by delays in processing our claims under the new prospective payment system for outpatient hospital care subsequent to its implementation in August 2000.

         Our investing activities used $10.3 million during the three months ended December 31, 2000. Capital expenditures for the three months ended December 31, 2000 were approximately $9.4 million, including capital expenditures of $4.0 million for information systems, $2.7 million for equipment and improvements at Rocky Mountain Medical Center and $600,000 for renovation and expansion of the emergency room at one of our hospitals. We have budgeted capital expenditures for the remainder of fiscal 2001 of approximately $40.0 million, including $22.1 million for expansion and new services at our facilities, $10.4 million for renovation and replacement equipment at our facilities and $3.7 million for implementation and integration of our information systems. The capital expenditures budget for 2001 is based upon our analysis of various factors, many of which are beyond our control, and we cannot assure you that our capital expenditures will not exceed budgeted amounts.

         Financing activities during the three months ended December 31, 2000 provided net cash of $16.3 million due primarily to borrowings under our bank credit facility. During the three months ended December 31, 2000, we borrowed $45.6 million pursuant to the terms of our revolving credit facility, we repaid $1.8 million in outstanding borrowings pursuant to the terms of our bank credit facility and capital lease obligations and we made voluntary prepayments of $29.1 million pursuant to the terms of our revolving credit facility. During the next twelve months, we are required to repay a total of $11.9 million under our bank credit facility. During the three months ended December 31, 2000, we received proceeds of approximately $1.6 million from the issuance of an aggregate of 16,196.5 shares of common stock to certain of our existing stockholders.

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

         The bank credit facility requires that we comply with various financial ratios and tests and contains covenants limiting our ability to, among other things, incur debt, engage in acquisitions or mergers, sell assets, make investments or capital expenditures, make distributions or stock repurchases and pay dividends. The bank credit facility is guaranteed by our subsidiaries and these guarantees are secured by a pledge of substantially all the subsidiaries' assets.

         As of December 31, 2000, amounts outstanding under the tranche A and tranche B term loans were $77.5 million and $247.5 million, respectively, and we had $16.5 million outstanding under our revolving credit facility. The revolving credit facility includes a $75.0 million sub-limit for letters of credit that may be issued by us and, as of December 31, 2000, we had issued $28.6 million in letters of credit. The loans under the bank credit facility bear interest at variable rates at specified margins above either the agent bank's alternate base rate or its reserve-adjusted Eurodollar rate. The weighted average interest rate of outstanding borrowings under the bank credit facility was approximately 11.1% at December 31, 2000. As of February 8, 2001, we had drawn $24.5 million under our revolving credit facility and had issued $28.6 million in letters of credit, resulting in remaining availability under the revolving credit facility of $73.7 million.

         On October 13, 1999, we issued $230.0 million of 13% senior subordinated notes due 2009. On May 25, 2000, we exchanged all of our outstanding 13% senior subordinated notes due 2009 for 13% senior subordinated exchange notes due 2009 that have been registered under the Securities Act of 1933, as amended. The notes are unsecured obligations and are subordinated in right of payment to all of our existing and future senior indebtedness. If a change in control occurs, as defined in the indenture, each holder of the notes will have the right to require us to repurchase all or any part of that holder's notes in cash at 101% of the aggregate principal amount of notes repurchased plus accrued and unpaid interest to the date of purchase. Except with respect to a change of control, we are not required to make mandatory redemption or sinking fund payments with respect to the notes. At December 31, 2000, all our subsidiaries fully and unconditionally guaranteed the notes on a joint and several basis. The indenture for the notes contains certain covenants, including but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, dividends and our ability to merge or consolidate.

         On October 26, 2000, all shares of our mandatorily redeemable Series A and Series B preferred stock were exchanged for shares of our common stock on the basis of ten common shares for each preferred share. This exchange increased our net earnings attributable to common stockholders by $25.3 million, increased our stockholders' equity by approximately $189.3 million and did not affect our cash flow.

         On February 1, 2001, we sold limited partnership units in our subsidiary that owns Odessa Regional Hospital to third party investors for an aggregate of $2.1 million. The net proceeds of this equity sale will be used to fund a portion of the expansion of the hospital, which is expected to be completed within the next 18 to 24 months. After giving effect to this sale, we will own approximately 88.7% of the equity in this subsidiary.

         Our liquidity and capital resources have been negatively affected by Rocky Mountain Medical Center. During the three months ended December 31, 2000, at Rocky Mountain Medical Center we incurred operating losses of $3.5 million and capital expenditures of $2.7 million. We expect to continue to incur operating losses until our census levels and patient mix generate sufficient net revenue to cover our operating expenses. We intend to reduce the operating losses by increasing volume under new and existing managed care contracts, recruiting new physicians, marketing our services to consumers and making an additional $3.3 million of capital expenditures in the remainder of fiscal year 2001 to support hospital services, including our diagnostic and operating capabilities for the cardiology and orthopedics programs. If we are unsuccessful in growing revenue and reducing operating losses at Rocky Mountain Medical Center, we may be forced to significantly alter our plans and strategies with respect to this hospital.

         In connection with the recapitalization transaction and the Tenet transaction, we did not assume any liability or obligation of Paracelsus or Tenet owed to payors, including private insurers and government payors such as Medicare and Medicaid programs. We also did not assume any cost report reimbursements, settlements, repayments or fines, if any, to the extent they relate to periods prior to the respective closing dates of these transactions. Our agreements with Paracelsus and Tenet include customary indemnification and hold harmless provisions for any damages we incur relating to these types of excluded liabilities. In addition, in the Tenet transaction we agreed to use our best efforts to cause Tenet to be released from its obligations under certain contractual obligations that we assumed in the Tenet transaction. If we are unable to cause Tenet to be released from its obligations, in 2002 we may be required to make a cash payment to Tenet of up to $4.0 million and increase a letter of credit we have provided to Tenet by $5.0 million.

         Subsequent to the recapitalization transaction, Paracelsus filed a petition for relief pursuant to Chapter 11 of the United States Bankruptcy Code. In October 2000, Paracelsus filed with the United States Bankruptcy Court a Disclosure Statement and a Plan of Reorganization under Chapter 11 of the Bankruptcy Code. We filed timely objections and proofs of claim against Paracelsus. In response to our objections and proofs of claim, and in exchange for our agreement to withdraw our objections to its Plan of Reorganization, we negotiated a resolution with Paracelsus whereby Paracelsus agreed that the restructured debtor would assume all indemnification obligations of Paracelsus under our recapitalization agreement. Confirmation of this plan by the bankruptcy court is pending. We also continue to have indemnification rights against other subsidiaries of Paracelsus that are also parties to our recapitalization agreement, which rights are not affected by the bankruptcy proceeding.

         We have provided performance guaranties in the form of a surety bond in the amount of $9.4 million and a letter of credit in the amount of $1.6 million for the benefit of the Arizona Health Care Cost Containment System to support our obligations under the Health Choice contract to provide and pay for the healthcare services. The amount of the performance guaranty that the Arizona Health Care Cost Containment System requires is based upon the membership in the plan and the related capitation paid to us. We do not currently expect a material increase in the amount of the performance guaranties during the 2001 fiscal year.

         Based upon the current level of operations and anticipated growth, we believe that cash generated from operations and amounts available under the revolving credit facility will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for the next 12 months. We cannot assure you, however, that our business will generate sufficient cash flow from operations, that future borrowings will be available under our bank credit facility, or otherwise, to enable us to grow our business, service our indebtedness including the bank credit facility and our senior subordinated exchange notes, or to make anticipated capital expenditures. One element of our business strategy is expansion through the acquisition of hospitals in our existing and new high-growth markets. The completion of acquisitions may result in the incurrence of, or assumption by us, of additional indebtedness. Our future operating performance, ability to reduce operating losses at Rocky Mountain Medical Center, ability to service or refinance the senior subordinated exchange notes and ability to service and extend or refinance the bank credit facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

         On January 22, 2001, we filed a Registration Statement on Form S-1 with the Securities and Exchange Commission, which we plan to amend on February 13, 2001, to register the sale of up to $213.6 million of our common stock, plus up to an additional $32.0 million pursuant to the underwriter's over-allotment options, through an underwritten public offering. We expect to complete the public offering during the fiscal quarter ended March 31, 2001. If we are able to successfully complete the public offering, we anticipate using the net proceeds of the offering, which we currently estimate to be approximately $185.0 million (assuming no exercise of the underwriters over-allotment options), to repay a portion of our outstanding indebtedness and possibly to fund purchases of two hospital facilities we currently operate under a lease. Market conditions or other unanticipated events could delay the public offering or cause us to postpone or cancel the offering. We cannot assure you that we will be able to complete the proposed public offering.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         During the three months ended December 31, 2000, there were no material changes to our quantitative and qualitative disclosures about the market risk associated with financial instruments as described in our Annual Report on Form 10-K for the year ended September 30, 2000. At December 31, 2000, the fair market value of our outstanding senior subordinated exchange notes was $220.8 million, based upon quoted market prices as of that date.

                                     PART II

                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On October 26, 2000, we exchanged 160,000 shares of our mandatorily redeemable Series A preferred stock and 5,311 shares of our mandatorily redeemable Series B preferred stock for an aggregate of 1,653,110 shares of our common stock. The exchange was exempt under Section 3(a)(9) of the Securities Act, which exempts exchanges of securities solely between an issuer and its security holders.

         On November 29, 2000, we sold 1,081.9 shares of our common stock to one of our former employees for $108,190 pursuant to the exercise of stock options. On November 30, 2000, we sold 590.2 shares of our common stock to one of our former employees for $59,018 pursuant to the exercise of stock options. On December 15, 2000, we sold 14,524.4 shares of our common stock to certain of our existing stockholders for aggregate consideration of $1,452,443. The shares issued in each of the above transactions were issued in a private transaction exempt under Section 4(2) of the Securities Act, which exempts sales of securities that do not involve a public offering.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On December 29, 2000, the holders of our common stock approved our 2000 Stock Option Plan by action taken on written consent in lieu of a meeting.
The holders of approximately 88% of our outstanding common stock voted to approve the plan.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      List of Exhibits:

         Exhibit 10.1 Amendment to Contract between Arizona Health Care Cost Containment System Administration and Health Choice Arizona effective October 1, 2000

         Exhibit 10.2 Amendment to Stockholders Agreement dated December 19, 2000, by and among IASIS Healthcare Corporation, JLL Healthcare, LLC, BTIP/Berenson Minella and Berenson Minella Investments LLC

(b)      Reports on Form 8-K:

         On November 17, 2000, the Company filed a Current Report on Form 8-K to report that it had issued a press release announcing the date and time of the online simulcast of its fiscal year-end 2000 conference call.

         On November 21, 2000, the Company filed a Current Report on Form 8-K to report that it had issued a press release announcing its earnings for the fourth quarter and fiscal year ended September 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    IASIS HEALTHCARE CORPORATION



Date:   February 12, 2001           By: /s/ John K. Crawford
                                        ----------------------------------------
                                        John K. Crawford, Executive Vice
                                        President and Chief Financial Officer

                                  EXHIBIT INDEX


        EXHIBIT NO.                      DESCRIPTION
        -----------                      -----------
            10.1 Amendment to Contract between Arizona Health Care Cost Containment System Administration and Health Choice Arizona effective October 1, 2000

            10.2 Amendment to Stockholders Agreement dated December 19, 2000, by and among IASIS Healthcare Corporation, JLL Healthcare, LLC, BTIP/Berenson Minella and Berenson Minella Investments LLC