Form 10-Q
period 2001-03-31
IASIS HEALTHCARE CORP
filed 2001-05-15
CIK 1073615

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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
    (State or Other Jurisdiction of                       (I.R.S. Employer
     Incorporation or Organization)                      Identification No.)

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

         As of May 14, 2001, 31,932,529 shares of the Registrant's Common Stock were outstanding.

                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION .........................................................................    1

         ITEM 1. FINANCIAL STATEMENTS:

                 Condensed and Consolidated Balance Sheets at March 31, 2001 (Unaudited)
                 and September 30, 2000 ................................................................    1

                 Condensed and Consolidated Statements of Operations (Unaudited) --
                 Three Months Ended March 31, 2001 and 2000 and Six Months Ended March 31, 2001 and 2000    2

                 Condensed and Consolidated Statements of Cash Flows (Unaudited) --
                 Six Months Ended March 31, 2001 and 2000 ..............................................    3

                 Notes to Unaudited Condensed and Consolidated Financial Statements ....................    4

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS ............................................................................   11

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ............................   22

PART II. OTHER INFORMATION .............................................................................   22

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS .............................................   22

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...................................   23

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ......................................................   23

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          IASIS HEALTHCARE CORPORATION
                    CONDENSED AND CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                         (UNAUDITED)
                                                                          MARCH 31,    SEPTEMBER 30,
                                                                            2001           2000
                                                                          ---------      ---------
                            ASSETS

Current assets:
    Cash and cash equivalents .......................................     $     793      $      --
    Accounts receivable, net of allowance for doubtful
         accounts of $23,967 and $31,403, respectively ..............       168,437        146,744
    Inventories .....................................................        23,354         19,874
    Current deferred tax assets .....................................         1,146          1,146
    Prepaid expenses and other current assets .......................        19,468         13,181
                                                                          ---------      ---------
        Total current assets ........................................       213,198        180,945

Property and equipment, net .........................................       362,980        361,293
Goodwill and other intangibles, net .................................       298,477        302,380
Deferred debt financing costs, net ..................................        21,635         23,472
Deferred tax assets .................................................         2,036          2,036
Other assets ........................................................         3,089          3,713
                                                                          ---------      ---------
        Total assets ................................................     $ 901,415      $ 873,839
                                                                          =========      =========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ................................................     $  44,843      $  31,707
    Salaries and benefits payable ...................................        16,029         13,040
    Accrued interest payable ........................................        14,113         20,020
    Medical claims payable ..........................................        15,419         16,530
    Other accrued expenses and other current liabilities ............        16,559         20,739
    Current portion of accrued loss on discontinued operations ......         3,000          4,008
    Current portion of long-term debt and capital lease
         obligations ................................................        10,479          9,883
                                                                          ---------      ---------
        Total current liabilities ...................................       120,442        115,927

Long-term debt and capital lease obligations ........................       564,813        547,771
Other long-term liabilities .........................................        14,508         13,372
Minority interest ...................................................         4,108          2,060
Mandatorily redeemable Series A preferred stock--$.01 par
    value, authorized 500,000 shares;  no shares issued
    and outstanding at March 31, 2001 and 160,000 shares at
    September 30, 2000 ..............................................            --        183,199
Mandatorily redeemable Series B preferred stock--$.01 par
    value, authorized 50,000 shares; no shares issued and
    outstanding at  March 31, 2001 and 5,311 shares at
    September 30, 2000 ..............................................            --          6,079
                                                                          ---------      ---------
        Total liabilities ...........................................       703,871        868,408

Stockholders' equity:
    Preferred stock, $.01 par value, authorized 5,000,000 shares;
        no shares issued and outstanding at March 31, 2001 and
        September 30, 2000 ..........................................            --             --
    Common stock--$.01 par value, authorized 100,000,000 shares;
        31,961,445 shares issued and 31,932,529 shares outstanding at
        March 31, 2001; 14,404,288 shares issued and outstanding at
        September 30, 2000, respectively ............................           319            144
    Nonvoting common stock--$.01 par value, authorized
        10,000,000 shares; no shares issued and outstanding
        at March 31, 2001 and September 30, 2000 ....................            --             --
    Additional paid-in capital ......................................       450,496        259,654
    Treasury stock, at cost, 16,306,541 shares at March 31, 2001 and
        16,277,625 shares at September 30, 2000 .....................      (155,300)      (155,025)
    Accumulated deficit .............................................       (97,971)       (99,342)
                                                                          ---------      ---------
      Total stockholders' equity ....................................       197,544          5,431
                                                                          ---------      ---------
      Total liabilities and stockholders' equity ....................     $ 901,415      $ 873,839
                                                                          =========      =========


                             See accompanying notes

                          IASIS HEALTHCARE CORPORATION
         CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)


                                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                    MARCH 31,                   MARCH 31,
                                                               2001         2000           2001           2000
                                                             --------     ---------      ---------      ---------
Net revenue ............................................     $232,619     $ 220,513      $ 451,988      $ 398,208

Costs and expenses:
    Salaries and benefits ..............................       81,230        73,371        158,315        134,277
    Supplies ...........................................       33,451        34,785         65,587         60,901
    Other operating expenses ...........................       63,153        59,474        128,148        109,303
    Provision for bad debts ............................       19,175        15,820         36,570         29,049
    Interest, net ......................................       16,649        15,070         33,857         29,445
    Depreciation and amortization ......................       13,859        11,111         27,967         21,495
    Recapitalization costs .............................           --            36             --          3,478
                                                             --------     ---------      ---------      ---------
      Total costs and expenses .........................      227,517       209,667        450,444        387,948
                                                             --------     ---------      ---------      ---------
Earnings from continuing operations before
      minority interests and income taxes ..............        5,102        10,846          1,544         10,260
Minority interests .....................................          120           134            173             42
                                                             --------     ---------      ---------      ---------
Earnings from continuing operations before income
         taxes .........................................        4,982        10,712          1,371         10,218
Income tax expense .....................................           --         2,853             --          2,853
                                                             --------     ---------      ---------      ---------
      Net earnings from continuing operations ..........        4,982         7,859          1,371          7,365
Discontinued operations:
Losses from operations of discontinued
      physician practice operations ....................           --         1,683             --          2,902
                                                             --------     ---------      ---------      ---------
      Net earnings .....................................        4,982         6,176          1,371          4,463
Preferred stock dividends accrued (reversed)
      and accretion ....................................           --         6,628        (25,348)        12,148
                                                             --------     ---------      ---------      ---------
Net earnings (loss) attributable to common stockholders      $  4,982     $    (452)     $  26,719      $  (7,685)
                                                             ========     =========      =========      =========



                             See accompanying notes

                          IASIS HEALTHCARE CORPORATION
         CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                      SIX MONTHS ENDED
                                                                          MARCH 31,
                                                                     2001           2000
                                                                   ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings .............................................     $   1,371      $   4,463
    Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
      Depreciation and amortization ..........................        27,967         21,495
      Minority interests .....................................           173             42
      Gain on sale of property and equipment .................           (44)            --
      Changes in operating assets and liabilities,
        net of the effect of acquisitions and dispositions:
        Accounts receivable ..................................       (21,562)       (95,734)
        Inventories, prepaid expenses and other current assets        (8,848)       (31,349)
        Accounts payable and other accrued liabilities .......         5,059         53,002
        Accrued loss on discontinued operations ..............        (1,725)            --
                                                                   ---------      ---------
      Net cash provided by (used in) operating activities ....         2,391        (48,081)
                                                                   ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment ......................       (22,445)       (26,438)
    Proceeds from sale of property and equipment .............           427             --
    Payments for acquisitions and dispositions, net ..........          (156)      (433,401)
    Increase in other assets .................................          (125)        (1,579)
                                                                   ---------      ---------
      Net cash used in investing activities ..................       (22,299)      (461,418)
                                                                   ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from credit facility ............................            --        160,000
    Proceeds from issuance of preferred stock ................            --        160,000
    Proceeds from issuance of common stock ...................         1,900             --
    Repurchase of common stock ...............................            --       (155,025)
    Proceeds from senior bank debt borrowings ................        91,800        330,000
    Proceeds from issuance of senior subordinated notes ......            --        230,000
    Payment of debt and capital leases .......................       (74,675)      (162,057)
    Proceeds from sale of limited partnership interests, net .         1,876             --
    Distributions of minority interests ......................          (200)            --
    Common and preferred stock issuance costs incurred .......            --         (2,625)
    Debt financing costs incurred ............................            --        (25,927)
                                                                   ---------      ---------
      Net cash provided by financing activities ..............        20,701        534,366
                                                                   ---------      ---------
Increase in cash and cash equivalents ........................           793         24,867
Cash and cash equivalents at beginning of the period .........            --             --
                                                                   ---------      ---------
Cash and cash equivalents at end of the period ...............     $     793      $  24,867
                                                                   =========      =========
Supplemental disclosure of cash flow information:
    Cash paid for interest ...................................     $  39,669      $  12,794
                                                                   =========      =========
    Cash paid for income taxes ...............................     $   3,700      $      --
                                                                   =========      =========
Supplemental schedule of investing activities:
    Effects of acquisitions and dispositions, net:
      Assets (acquired) disposed of, net of cash .............     $     655      $(488,804)
      Liabilities assumed (paid) .............................          (536)        45,943
      Issuance (repurchase) of preferred and common stock, net          (275)         9,460
                                                                   ---------      ---------
        Payments for acquisitions and dispositions, net ......     $    (156)     $(433,401)
                                                                   =========      =========
Supplemental schedule of noncash investing and financing
    activities:
    Capital lease obligations incurred to acquire equipment ..     $     667      $     179
                                                                   =========      =========
    Exchange of preferred stock for common stock .............     $ 189,278      $      --
                                                                   =========      =========

                             See accompanying notes

                          IASIS HEALTHCARE CORPORATION
                  NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
                              FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The unaudited condensed and consolidated financial statements include the accounts of IASIS Healthcare Corporation ("IASIS" or "the Company") (formerly known as Paracelsus Utah Facilities, the Company's predecessor entity) and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The balance sheet at September 30, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated and combined financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

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

         IASIS operates networks of medium-sized hospitals in high-growth urban and suburban markets. As of March 31, 2001, the Company owned or leased 15 hospitals with a total of 2,205 beds in service. The Company's hospitals are currently located in four regions:

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

2.       RECAPITALIZATION AND ACQUISITION TRANSACTIONS

         IASIS was formed in October 1999 through a series of transactions that were arranged by Joseph Littlejohn & Levy, Inc. and members of the Company's management team. Joseph Littlejohn & Levy is the private equity firm that controls JLL Healthcare, LLC, the Company's largest stockholder.

RECAPITALIZATION

         Effective October 8, 1999, Paracelsus Healthcare Corporation ("Paracelsus") and unrelated third parties recapitalized five acute care hospitals (Paracelsus Utah Facilities) in the Salt Lake City, Utah market owned by a subsidiary of Paracelsus valued at $287.0 million, net of a working capital adjustment of $1.0 million. In connection with the recapitalization, JLL Healthcare, LLC and some of the Company's stockholders purchased 1,250,000 shares of the outstanding common stock of the Paracelsus subsidiary for an aggregate of $125.0 million. The subsidiary

                          IASIS HEALTHCARE CORPORATION
                  NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
                              FINANCIAL STATEMENTS

then repurchased $155.0 million of its common stock from Paracelsus, which is being held as treasury stock as of March 31, 2001. The recapitalization transaction resulted in Paracelsus retaining an approximately 6% minority interest at an implied value of approximately $8.0 million in the subsidiary. After the recapitalization, the former Paracelsus subsidiary changed its name to IASIS Healthcare Corporation and changed its fiscal year end to September 30. The Company's $155.0 million purchase of its own stock was financed with a $160.0 million credit facility, which was subsequently repaid concurrent with the Company's issuance of preferred stock, offering of senior subordinated notes and borrowing under a bank credit facility. The Company expensed legal, accounting and other related costs of approximately $3.5 million associated with the recapitalization during the fiscal year ended September 30, 2000.

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

OTHER INFORMATION

         The following table summarizes the allocation of the aggregate purchase price of the acquisitions (in thousands):


                                              TENET     MANAGEMENT
                                            HOSPITALS    COMPANY      TOTAL
                                            ---------    -------    ---------
Purchase price, including direct costs of
   acquisition ..........................   $ 436,918    $ 9,460    $ 446,378

Identifiable assets acquired ............     220,850        289      221,139
Liabilities assumed .....................     (41,203)      (150)     (41,353)
                                            ---------    -------    ---------
     Identifiable net assets acquired ...     179,647        139      179,786
                                            ---------    -------    ---------
Goodwill ................................   $ 257,271    $ 9,321    $ 266,592
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

                          IASIS HEALTHCARE CORPORATION
                  NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
                              FINANCIAL STATEMENTS

3.       LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consist of the following (in thousands):

                                         MARCH 31,    SEPTEMBER 30,
                                           2001           2000
                                         --------       --------
         Bank facilities .........       $344,125       $326,668
         Senior subordinated notes        230,000        230,000
         Capital lease obligations          1,167            986
                                         --------       --------
                                          575,292        557,654
         Less current maturities .         10,479          9,883
                                         --------       --------
                                         $564,813       $547,771
                                         ========       ========


BANK FACILITIES

         Under a credit facility dated October 15, 1999, a syndicate of lenders made a total of $455.0 million available to the Company in the form of an $80.0 million tranche A term loan, a $250.0 million tranche B term loan and a $125.0 million revolving credit facility (collectively, the "Bank Facilities").

         As of March 31, 2001, amounts outstanding under the tranche A and tranche B term loans were approximately $76.3 million and $246.9 million, respectively. As of March 31, 2001, the Company had drawn $21.0 million under the revolving credit facility and had issued approximately $28.6 million in letters of credit, resulting in remaining availability under the revolving credit facility of approximately $75.4 million. The revolving credit facility includes a $75.0 million sub-limit for letters of credit that may be issued by the Company. Repayments under the term loans are due in quarterly installments. In addition, the loans under the Bank Facilities are subject to mandatory prepayment under specific circumstances, including from a portion of excess cash flow and the net proceeds of specified casualty events, asset sales and debt issuances, each subject to various exceptions. The loans under the Bank Facilities bear interest at variable rates at specified margins above either Morgan Guaranty Trust Company of New York's alternate base rate or its reserve-adjusted Eurodollar rate. The weighted average interest rate on outstanding borrowings under the Bank Facilities was approximately 10.5% at March 31, 2001. The Company also pays a commitment fee equal to 0.5% of the average daily amount available under the revolving credit facility.

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

                          IASIS HEALTHCARE CORPORATION
                  NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
                              FINANCIAL STATEMENTS

         Except with respect to a change of control, the Company is not required to make mandatory redemption or sinking fund payments with respect to the Notes. The Notes are guaranteed, jointly and severally, by all of the Company's subsidiaries ("Subsidiary Guarantors"). The Company is a holding company with no independent assets or operations apart from its ownership of the Subsidiary Guarantors. At March 31, 2001, all of the Subsidiary Guarantors were wholly owned and fully and unconditionally guaranteed the Notes. The indenture for the Notes contains certain covenants, including but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, dividends and the Company's ability to merge or consolidate.

4.       PREFERRED AND COMMON STOCK

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

         On February 6, 2001, the Company declared a 10.5-for-one stock split of the outstanding common stock and common stock options, effective March 6, 2001. The financial statements reflect the stock split as a retroactive restatement of all common stock and common stock options for all periods presented.

         Effective March 6, 2001, the Company amended and restated its certificate of incorporation to increase the authorized shares of common stock from 5,000,000 to 100,000,000 shares, increase the authorized shares of preferred stock from 550,000 to 5,000,000 shares and authorize 10,000,000 shares of a new class of nonvoting common stock.

5.       SALE OF LIMITED PARTNERSHIP INTERESTS

         On February 1, 2001, the Company sold limited partnership units in the Company's subsidiary that owns Odessa Regional Hospital to third party investors, including physicians, for a net amount of $1.9 million. The net proceeds of this equity sale will be used to fund a portion of the expansion of the hospital, which is expected to be completed within the next 18 to 24 months. After giving effect to this sale, the Company owns approximately 88.7% of the equity in this subsidiary.

6.       DISCONTINUED OPERATIONS

         During the fourth quarter of fiscal 2000, the Company implemented plans to sell its physician practice operations businesses and close related practice support offices during fiscal 2001, resulting in an estimated loss on sale and closure of $7.4 million in the fiscal year ended September 30, 2000. The operating results of the physician practice operations businesses are reflected as discontinued operations in the accompanying condensed and consolidated statements of operations. The Company estimated losses of approximately $900,000 from the physician practice operations businesses from the date the Company committed itself to the sale and closure through the projected sale and closure dates in fiscal 2001. The remainder of the estimated loss on sale and closure consists primarily of lease termination costs and physician contract termination costs. The estimated loss on sale and closure includes approximately $2.5 million of costs expected to be paid subsequent to the next 12 months and are recorded within other long term liabilities in the accompanying unaudited condensed and consolidated balance sheets.

         Net revenue for the physician practice operations for the three months and six months ended March 31, 2000 was approximately $3.2 million and $4.8 million, respectively.

                          IASIS HEALTHCARE CORPORATION
                  NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
                              FINANCIAL STATEMENTS

7.       SEGMENT AND GEOGRAPHIC INFORMATION

         The Company's acute care hospitals and related health care businesses are similar in their activities and the economic environments in which they operate (i.e., urban and suburban markets). Accordingly, the Company's reportable operating segments consist of (1) acute care hospitals and related healthcare businesses, collectively, and (2) its Medicaid managed health plan, Health Choice and a related entity (collectively referred to as Health Choice). The following is a financial summary by business segment for the periods indicated (EBITDA represents earnings from continuing operations before interest expense, minority interests, income taxes, recapitalization costs and depreciation and amortization):

                                                          THREE MONTHS              SIX MONTHS
                                                         ENDED MARCH 31,          ENDED MARCH 31,
                                                     ----------------------    ----------------------
                                                       2001         2000         2001         2000
                                                     ---------    ---------    ---------    ---------
ACUTE CARE SERVICE:
Net patient revenue ..............................   $ 209,161    $ 199,693    $ 403,421    $ 359,153
Revenue between segments .........................      (2,428)      (2,261)      (4,091)      (3,000)
                                                     ---------    ---------    ---------    ---------
  Net revenue ....................................     206,733      197,432      399,330      356,153
Salaries and benefits ............................      80,026       72,176      155,955      132,177
Supplies .........................................      33,311       34,690       65,350       60,735
Other operating expenses (1) .....................      39,792       38,461       80,456       71,201
Provision for bad debts ..........................      19,175       15,820       36,570       29,049
                                                     ---------    ---------    ---------    ---------
  EBITDA .........................................      34,429       36,285       60,999       62,991
Interest expense, net ............................      16,649       15,070       33,857       29,445
Depreciation and amortization ....................      13,794       11,064       27,848       21,410
                                                     ---------    ---------    ---------    ---------
  Earnings (loss) from continuing operations
    before minority interests and income taxes (1)   $   3,986    $  10,151    $    (706)   $  12,136
                                                     =========    =========    =========    =========
Segment assets ...................................   $ 895,775    $ 887,221    $ 895,775    $ 887,221
                                                     =========    =========    =========    =========
Earnings (loss) from continuing operations
  before minority interests and income taxes (1) .   $   3,986    $  10,151    $    (706)   $  12,136
Recapitalization costs ...........................          --           36           --        3,478
Minority interests ...............................         120          134          173           42
                                                     ---------    ---------    ---------    ---------
Earnings (loss) from continuing operations
  before income taxes ............................   $   3,866    $   9,981    $    (879)   $   8,616
                                                     =========    =========    =========    =========
HEALTH CHOICE:
Capitation premiums and other payments ...........   $  25,886    $  23,081    $  52,658    $  42,055
Revenue between segments .........................          --           --           --           --
                                                     ---------    ---------    ---------    ---------
  Net revenue ....................................      25,886       23,081       52,658       42,055
Salaries and benefits ............................       1,204        1,195        2,360        2,100
Supplies .........................................         140           95          237          166
Other operating expenses (1) .....................      23,361       21,013       47,692       38,102
Provision for bad debts ..........................          --           --           --           --
                                                     ---------    ---------    ---------    ---------
  EBITDA .........................................       1,181          778        2,369        1,687
Interest expense, net ............................          --           --           --           --
Depreciation and amortization ....................          65           47          119           85
                                                     ---------    ---------    ---------    ---------
Earnings from continuing operations before
  minority interests and income taxes (1) ........   $   1,116    $     731    $   2,250    $   1,602
                                                     =========    =========    =========    =========
Segment assets ...................................   $   5,049    $   2,709    $   5,049    $   2,709
                                                     =========    =========    =========    =========
Earnings from continuing operations before
  minority interests and income taxes (1) ........   $   1,116    $     731    $   2,250    $   1,602
Recapitalization costs ...........................          --           --           --           --
Minority interests ...............................          --           --           --           --
                                                     ---------    ---------    ---------    ---------
Earnings from continuing operations before income
  taxes ..........................................   $   1,116    $     731    $   2,250    $   1,602
                                                     =========    =========    =========    =========

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

PROFESSIONAL, GENERAL AND WORKERS COMPENSATION LIABILITY RISKS

         The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment and personal injuries. To cover these types of claims, the Company maintains general liability and professional liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company has expensed the full self-insured retention exposure for general liability and professional liability claims. The Company is currently not a party to any such proceedings that, in the Company's opinion, would have a material adverse effect on the Company's business, financial condition or results of operations.

         The Company is subject to claims and legal actions in the ordinary course of business relative to workers compensation and other labor and employment matters. To cover these types of claims, the Company maintains workers compensation insurance coverage with a self-insured retention. The Company accrues costs of workers compensation claims based upon estimates derived from its claims experience.

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

                          IASIS HEALTHCARE CORPORATION
                  NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
                              FINANCIAL STATEMENTS

the Company was included in JLL Healthcare, LLC's consolidated group, the Company could be liable in the event that any Federal tax liability was incurred, but not discharged, by any other member of JLL Healthcare, LLC's consolidated group.

Other

         In connection with the acquisition of the Tenet hospitals, the Company agreed to use its best efforts to cause Tenet to be released from its obligations under certain contractual obligations that the Company assumed in the Tenet acquisition. If the Company is unable to cause Tenet to be released from its obligations by February 28, 2002, the Company may be required to make a cash payment to Tenet of up to $4.0 million and increase a letter of credit the Company has currently provided to Tenet by $5.0 million.

         On January 22, 2001, the Company filed a Registration Statement on
Form S-1 with the Securities and Exchange Commission, which was amended on February 13, 2001 and March 6, 2001, to register the sale of up to 13,350,000 shares of its common stock, plus up to an additional 2,002,500 shares pursuant to the underwriters' over-allotment options, through an underwritten public offering. On March 9, 2001, the Company postponed the initial public offering of its common stock due to unfavorable market conditions. The Company is monitoring market conditions and will reevaluate the potential for an offering in the future. The Company expects to pay up to approximately $1.9 million of costs incurred in conjunction with filing the Registration Statement during the remainder of fiscal year 2001. In the event that the Registration Statement is withdrawn, these costs will be expensed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed and consolidated financial statements, the notes to our unaudited condensed and consolidated financial statements and the other financial information appearing elsewhere in this report. Data for the three months and six months ended March 31, 2001 and 2000 has been derived from our unaudited condensed and consolidated financial statements.

FORWARD LOOKING STATEMENTS

         This Form 10-Q contains forward-looking statements within the meaning of the Federal securities laws, which are intended to be covered by the safe harbors created thereby. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations including, but not limited to, the discussions of our operating and growth strategy (including possible acquisitions or dispositions), financing needs, projections of revenue, income or loss and future operations. Forward-looking statements involve risks and uncertainties including, without limitation, those associated with our ability to enter into favorable contracts with managed care payors; the highly competitive nature of the healthcare industry; possible changes in Medicare and Medicaid reimbursement levels and other Federal or state healthcare reforms; future cost containment initiatives undertaken by purchasers of healthcare services; our ability to successfully build census levels, grow revenue and reduce operating losses at Rocky Mountain Medical Center; our ability to attract and retain qualified management and personnel, including physicians and nurses; our ability to service our significant indebtedness; the effect of existing and future governmental regulations, including the Balanced Budget Act of 1997, the Balanced Budget Refinement Act of 1999 and the Benefits Improvement Protection Act of 2000; the impact of possible governmental investigations; our ability to successfully implement and integrate our management information systems at our hospitals; our limited operating history; our ability to successfully manage the risks of our Medicaid managed care plan, Health Choice; our ability to successfully complete and integrate acquisitions of other companies or facilities; general economic and business conditions; and those risks, uncertainties and other matters detailed under the caption "Risk Factors" in the our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 and from time to time in our filings with the Securities and Exchange Commission.

         Although we believe that the assumptions underlying the forward-looking statements contained in this report are reasonable, any of these assumptions could prove to be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included in this report, you should not regard the inclusion of such information as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements contained in this report to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

GENERAL

         We are a leading owner and operator of acute care hospitals that develops and operates networks of medium-sized hospitals in high-growth urban and suburban markets. We operate our hospitals with a strong community focus by offering and developing healthcare services to meet the needs of the markets we serve, promoting strong relationships with physicians, working with local managed care plans and recruiting experienced local management. As of March 31, 2001, we owned or leased 15 hospitals with a total of 2,205 beds in service. Our hospitals are currently located in four regions:

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

         Our hospitals' net revenue continues to be affected by an increasing proportion of revenue being derived from fixed payment, higher discount sources including Medicare, Medicaid, managed care organizations and others. Fixed payment amounts are often based upon a diagnosis regardless of the cost incurred or the level of services provided. Our net revenue, cash flows and earnings have been reduced by this reimbursement methodology. We expect patient volumes from Medicare and Medicaid to continue to increase due to the general aging of the population and expansion of state Medicaid programs. Under the Balanced Budget Act of 1997, reimbursement from Medicare and Medicaid was reduced during 1998, 1999 and 2000, and will continue to be reduced as certain changes are phased in during 2001. Certain of the rate reductions resulting from the Balanced Budget Act of 1997 are being mitigated by the Balanced Budget Refinement Act of 1999 and will be further mitigated by the Benefits Improvement Protection Act of 2000. It is estimated that the Benefits Improvement Protection Act of 2000 will provide approximately $35 billion in funding restorations to Medicare healthcare providers over a period of five years, approximately one-third of which will go to hospitals. Exclusive of Health Choice, the percentage of our net revenue related to Medicare and Medicaid was approximately 34% for the six months ended March 31, 2001.

         Our net revenue also is affected by the trend toward performing more services on an outpatient basis due to advances in medical technology and pharmacology as well as cost containment pressures from Medicare, Medicaid, managed care organizations and other sources of revenue. Approximately 35% of our gross patient revenue during the six months ended March 31, 2001 was generated from outpatient procedures.

         In August 2000, Medicare began a new prospective payment system for outpatient hospital care. We currently do not expect the prospective payment system to have a material adverse effect on our future operating results. We have been somewhat negatively affected by delays in processing our claims under the new prospective payment system for outpatient hospital care subsequent to its implementation.

RECAPITALIZATION AND ACQUISITION TRANSACTIONS

         IASIS was formed in October 1999 through a series of transactions that were arranged by Joseph Littlejohn & Levy, Inc. and members of our management team. Joseph Littlejohn & Levy is the private equity firm that controls JLL Healthcare, LLC, our largest stockholder. The first transaction was effective October 8, 1999, when Paracelsus Healthcare Corporation and unrelated third parties recapitalized five acute care hospitals in the Salt Lake City, Utah market owned by a subsidiary of Paracelsus, valued at $287.0 million, net of a working capital adjustment of $1.0 million.

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

DISCONTINUED OPERATIONS

         Our financial results from continuing operations do not include the results of operations of Clinicare, our physician practice operations consisting of 31 physicians in 13 offices. We are exiting this business and are in the process of selling the assets of our physician practices and closing our practice support offices. Net revenue and expenses associated with these operations have been reclassified to discontinued operations. During the three months and six months ended March 31, 2000, we incurred losses of $1.7 million and $2.9 million, respectively, from our discontinued physician practice operations.

SELECTED OPERATING DATA

         The following table sets forth selected operating data for each of the periods presented. The operating data include the Tenet hospitals from October 15, 1999, their date of acquisition.

                                                (UNAUDITED)              (UNAUDITED)
                                                THREE MONTHS              SIX MONTHS
                                               ENDED MARCH 31,          ENDED MARCH 31,
                                             2001          2000       2001          2000
                                            -------       -------    -------       -------
Number of hospitals at end of period ....        15            14         15            14
Licensed beds at end of period ..........     2,706(a)      2,567      2,706(a)      2,567
Beds in service at end of period ........     2,205(a)      2,144      2,205(a)      2,144
Average length of stay (days)(b) ........      4.44          4.59       4.40          4.51
Occupancy rates (average beds in service)      49.2%(c)      47.5%      46.7%(c)      44.6%
Admissions(d) ...........................    21,587        20,194     41,593        36,331
Adjusted admissions(e) ..................    34,366        32,129     66,155        58,580
Patient days(f) .........................    95,926        92,714    183,186       163,823
Adjusted patient days(e) ................   147,619       143,718    282,277       257,037


-----------------------------

(a) Includes 118 licensed beds and 71 beds in service at Rocky Mountain Medical Center, opened by us on April 10, 2000.

(b) Represents the average number of days that a patient stayed in our hospitals.

(c) Excludes 71 beds in service at Rocky Mountain Medical Center placed in service on April 10, 2000. If these beds were included, the occupancy rate would have been 48.3% for the three months ended March 31, 2001 and 45.8% for the six months ended March 31, 2001.

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

                                            THREE MONTHS         SIX MONTHS
                                           ENDED MARCH 31,     ENDED MARCH 31,
                                           ---------------     ---------------
                                            2001      2000      2001      2000
                                           -----     -----     -----     -----
Net revenue .........................      100.0%    100.0%    100.0%    100.0%
Salaries and benefits ...............       34.9      33.2      35.0      33.7
Supplies ............................       14.4      15.8      14.5      15.3
Other operating expenses ............       27.2      27.0      28.4      27.5
Provision for bad debts .............        8.2       7.2       8.1       7.3
                                         --------------------------------------
Total operating expenses ............       84.7      83.2      86.0      83.8
                                         --------------------------------------
    EBITDA (a) ......................       15.3      16.8      14.0      16.2
Depreciation and amortization .......        6.0       5.0       6.2       5.4
Interest, net .......................        7.1       6.8       7.5       7.4
Minority interests ..................        0.1       0.1      --        --
Recapitalization costs ..............       --        --        --         0.9
                                         --------------------------------------
Earnings from continuing operations
    before income taxes .............        2.1       4.9       0.3       2.5
Income tax expense ..................       --         1.3      --         0.7
                                         --------------------------------------
Earnings from continuing
    operations ......................        2.1       3.6       0.3       1.8
Losses from discontinued operations .       --         0.8      --         0.7
                                         --------------------------------------
Net earnings ........................        2.1%      2.8%      0.3%      1.1%
                                         ======================================

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

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

         Net revenue for the three months ended March 31, 2001 was $232.6 million, an increase of $12.1 million, or 5.5%, from $220.5 million for the same period in 2000. The increase in net revenue was due to increasing volume and net revenue growth in our hospital operations, which we refer to as our acute care service segment in our financial statements, and Health Choice.

         Net revenue from our hospital operations for the three months ended March 31, 2001 was $206.7 million, an increase of $9.3 million, or 4.7%, from $197.4 million for the same period in 2000. Approximately $5.6 million of the increase was due to opening Rocky Mountain Medical Center on April 10, 2000. The remaining increase in net revenue was due primarily to volume growth and, to a lesser extent, price increases in our hospital operations. The increase in volume was attributable largely to our increased focus on improving physician relations and communications, physician recruitment, new services, facility improvements and population growth in our primary service areas. During a portion of the three months ended March 31, 2001, we had a significant capitated Medicare contract in our Phoenix market under which we received specific fixed periodic payments based on the number of members of the organization we served, regardless of the actual costs incurred. During the quarter ended March 31, 2001, our net revenue was negatively impacted by approximately $1.9 million as a result of an increase in utilization and other costs under this contract without corresponding increases in net revenue. Effective March 1, 2001, we restructured this contract to a per-diem arrangement under which we will generally be paid a fixed payment for each day a patient under this contract receives care in our hospitals.

         Admissions, excluding Rocky Mountain Medical Center, increased 4.7% from 20,194 for the three months ended March 31, 2000 to 21,144 for the same period in 2001, and patient days, excluding Rocky Mountain Medical Center, increased 1.8% from 92,714 for the three months ended March 31, 2000 to 94,413 for the same period in 2001. Adjusted admissions, excluding Rocky Mountain Medical Center, increased 4.6% from 32,129 for the three months ended March 31, 2000 to 33,616 for the same period in 2001 and adjusted patient days, excluding Rocky Mountain Medical Center, increased 0.9% from 143,718 for the three months ended March 31, 2000 to 145,073 for the same period in 2001. Excluding Rocky Mountain Medical Center, the average length of stay resulting from admissions and patient days decreased 2.6% from 4.59 days for the three months ended March 31, 2000 to 4.47 days for the same period in 2001. This decrease in length of stay was attributable in part to improved case management and growth in services requiring shorter length of stays, such as obstetrics and general medical and surgical services.

         Net revenue from Health Choice was $25.9 million for the three months ended March 31, 2001, an increase of $2.8 million, or 12.1%, from $23.1 million in the same period in 2000. Covered lives under this prepaid Medicaid plan have increased from 36,591 at March 31, 2000 to 42,273 at March 31, 2001, an increase of 15.5%. The increase in covered lives has positively impacted Health Choice net revenue for the three months ended March 31, 2001 compared to the prior year period.

         Operating expenses increased $13.6 million from $183.4 million for the three months ended March 31, 2000 to $197.0 million for the three months ended March 31, 2001. Operating expenses as a percentage of net revenue were 84.7% for the three months ended March 31, 2001, compared to 83.2% for the three months ended March 31, 2000. Excluding Rocky Mountain Medical Center, operating expenses as a percentage of net revenue were 83.6% for the three months ended March 31, 2001 and 82.4% for the three months ended March 31, 2000.

         Operating expenses from our hospital operations for the three months ended March 31, 2001 were $172.3 million, an increase of $11.2 million, or 7.0%, from $161.1 million for the three months ended March 31, 2000. Approximately $5.5 million of the increase was due to the opening of Rocky Mountain Medical Center. Operating expenses from our hospital operations, excluding Rocky Mountain Medical Center, as a percentage of net revenue were 82.1% for the three months ended March 31, 2001 compared to 80.7% for the three months ended March 31, 2000. This increase was due to a combination of increased salaries and benefits expense and provision for bad debts as a percentage of net revenue and a decrease in supplies expense as a percentage of net revenue for the three months ended March 31, 2001 compared to the same period in 2000. Salaries and benefits expense as a percentage of net revenue increased 1.9% from period to period primarily due to general wage inflation, an increased level of temporary staffing in certain of our markets where volume has been growing and increased staffing at our corporate office compared to the same period in the prior year. Corporate salaries and wages and other operating expenses increased by approximately $700,000 and $1.3 million, respectively, for the three months ended March 31, 2001, compared to the same period in 2000, as a result of building our corporate support infrastructure. Provision for bad debts as a percentage of net revenue increased 1.2% from period to period due to an increase in self-pay patient volume principally through our emergency room services and an increase in self-pay accounts receivable resulting from balances due after insurance payments, such as deductibles or co-insurance. Supplies expense as a percentage of net revenue decreased 1.3% compared to the same period in 2000 due to improved utilization and cost management.

         We opened Rocky Mountain Medical Center in Salt Lake City, Utah on April 10, 2000. Rocky Mountain Medical Center is Salt Lake City's newest acute care hospital with 118 licensed beds and 71 beds in service. Rocky

Mountain Medical Center offers general medicine, surgery, emergency room services, cardiology, orthopedics, oncology, obstetrics and after-hours pediatrics programs. Currently, we have 217 physicians on the medical staff. During the three months ended March 31, 2001, Rocky Mountain Medical Center generated net revenue of $5.6 million and incurred operating expenses of $7.3 million, resulting in a loss before interest, taxes, depreciation and amortization of $1.7 million. During the three months ended March 31, 2000, Rocky Mountain Medical Center generated no net revenue and incurred operating expenses of $1.8 million related to the start-up of this facility. Our census levels and net revenue have been slow to grow and significantly lower than we expected prior to opening the hospital primarily as a result of what we believe to be exclusionary contracting practices previously pursued in the Salt Lake City market by a competitor. We believe these exclusionary contracting practices have had a material adverse effect on the business and operations of Rocky Mountain Medical Center by precluding certain significant managed care companies from contracting with Rocky Mountain Medical Center, thereby preventing certain physicians and patients from using this facility. On August 18, 2000, we filed a lawsuit against the competitor seeking damages and other remedies. The lawsuit is currently pending.

         We negotiated managed care contracts that became effective January 1, 2001 with two large managed care plans in the Salt Lake City market. We believe these managed care plans previously did not contract with Rocky Mountain Medical Center because of the exclusionary contracting practices of our competitor. We completed operating room modifications that enabled us to perform orthopedic procedures and began providing new cardiology, obstetric and neonatal services in January 2001. Primarily as a result of these new contracts and services, our average daily census has increased to 17 during the three months ended March 31, 2001 compared to less than ten for the quarter ended December 31, 2000. Our average daily census remained at 17 during April 2001. Our census level has not continued to grow to date due to a number of factors, including slower than expected growth and utilization of services, including obstetric and cardiology services, competition and, we believe, the continuing impact of the exclusionary contracting practices noted above.

         We incurred operating expenses of $7.3 million during the three months ended March 31, 2001 at Rocky Mountain Medical Center, consisting of $3.2 million in salaries and benefits, $700,000 in supplies, $700,000 in provision for bad debts and $2.7 million in other operating expenses. During the three months ended March 31, 2000, we incurred operating expenses of $1.8 million at Rocky Mountain Medical Center consisting of $600,000 in salaries and benefits, $200,000 in supplies and $1.0 million in other operating expenses. Other operating expenses included costs for purchased services, rents and leases, utilities, marketing, insurance and other expenses, including approximately $97,000 of professional fees associated with the lawsuit noted above which were incurred during the three months ended March 31, 2001. We expect to continue to have operating losses at Rocky Mountain Medical Center until we are able to build our census to a level that causes our net revenue to exceed our operating expenses or until we effect a strategic alternative. If we are unsuccessful in growing net revenue and reducing operating losses at Rocky Mountain Medical Center in the near term, we expect to significantly alter our plans and strategies with respect to this hospital.

         Operating expenses for Health Choice increased $2.4 million during the three months ended March 31, 2001 compared to the same period in 2000 due to the incremental cost of increased enrollment. Operating expenses as a percentage of net revenue for Health Choice improved to 95.4% for the three months ended March 31, 2001 compared to 96.6% for the three months ended March 31, 2000.

         EBITDA was $35.6 million, or 15.3% of net revenue, for the three months ended March 31, 2001, compared to $37.1 million, or 16.8% of net revenue, for the three months ended March 31, 2000. A portion of this decline in the EBITDA margin was due to the operating losses at Rocky Mountain Medical Center. Excluding results from Rocky Mountain Medical Center, net revenue and EBITDA were $227.0 million and $37.3 million, respectively, for the three months ended March 31, 2001, resulting in an EBITDA margin of 16.4%, and $220.5 million and $38.9 million, respectively, for the three months ended March 31, 2000, resulting in an EBITDA margin of 17.6%.

         EBITDA for hospital operations, excluding Rocky Mountain Medical Center, was $36.1 million, or 18.0% of net revenue, for the three months ended March 31, 2001, compared to $38.1 million, or 19.3% of net revenue, for the three months ended March 31, 2000. The decline in the EBITDA margin for hospital operations, excluding the effect of Rocky Mountain Medical Center, was due to increases in salaries and benefits expense and provision for bad debts, offset in part by decreases in supplies expense, as noted above.

          Health Choice, our Medicaid managed health plan, has a significantly lower EBITDA margin than hospital operations. EBITDA for Health Choice was $1.2 million, or 4.6% of net revenue, for the three months ended March 31, 2001, compared to $800,000, or 3.5% of net revenue, for the three months ended March 31, 2000.

         Depreciation and amortization expense increased $2.7 million from $11.1 million for the three months ended March 31, 2000 to $13.8 million for the three months ended March 31, 2001. This increase is due to the depreciation of assets associated with Rocky Mountain Medical Center and the depreciation of information systems equipment that was acquired subsequent to March 31, 2000.

         Interest expense increased $1.5 million from $15.1 million for the three months ended March 31, 2000 to $16.6 million for the three months ended March 31, 2001 due to increased borrowings and increases in interest rates.

         We recorded no provision for income taxes for the three months ended March 31, 2001 due to the use of deferred tax assets that were previously reserved with a valuation allowance. During the three months ended March 31, 2000 we recorded a provision for income taxes of $2.9 million, or approximately 28% of earnings from year to date continuing operations before income taxes.

          We recorded no preferred stock dividends or accretion during the three months ended March 31, 2001, compared to preferred stock dividends and accretion of $6.6 million recorded during the three months ended March 31, 2000. The preferred stock, which was exchanged for shares of our common stock on the basis of ten common shares for each preferred share in October 2000, was mandatorily redeemable and dividends were payable in shares of our common stock. The preferred stock was exchanged for common stock without benefit to the preferred stockholders of the accrued dividends, therefore, the accrual of dividends was reversed in the first quarter of fiscal 2001. Net earnings attributable to common stockholders after the effect of the preferred stock dividends and accretion for the three months ended March 31, 2001 was $5.0 million compared to a net loss of $500,000 for the same period in 2000.

SIX MONTHS ENDED MARCH 31, 2001 COMPARED TO SIX MONTHS ENDED MARCH 31, 2000

         Net revenue for the six months ended March 31, 2001 was $452.0 million, an increase of $53.8 million, or 13.5%, from $398.2 million for the six months ended March 31, 2000. Approximately $22.8 million of the increase in net revenue was due to the three months ended December 31, 2000 including a full three months of net revenue for the Tenet facilities and Health Choice compared to the prior year period, which included the results of operations for the Tenet facilities and Health Choice from their acquisition date, October 15, 1999. The remaining $31.0 million increase in net revenue was due to increasing volume and net revenue growth in our hospital operations, which we refer to as our acute care service segment in our financial statements, and Health Choice.

         Net revenue from our hospital operations for the six months ended March 31, 2001 was $399.3 million, an increase of $43.2 million, or 12.1%, from $356.1 million for the six months ended March 31, 2000. Approximately $19.5 million of the increase was due to the results of the Tenet hospital facilities being included for a full three months for the quarter ended December 31, 2000, and $9.7 million of the increase was due to the opening of Rocky Mountain Medical Center on April 10, 2000. The remaining increase in net revenue of $14.0 million was due primarily to volume growth and, to a lesser extent, price increases in our hospital operations. The increase in volume was attributable largely to our increased focus on improving physician relations and communications, physician recruitment, new services, facility improvements and population growth in our primary service areas. During a portion of the six months ended March 31, 2001, we had a significant capitated Medicare contract in our Phoenix market under which we received specific fixed periodic payments based on the number of members of the organization we served, regardless of the actual costs incurred. During the six months ended March 31, 2001, our net revenue was negatively impacted by approximately $1.9 million as a result of an increase in utilization and other costs under this contract without corresponding increases in net revenue. Effective March 1, 2001, we restructured this contract to a per-diem arrangement under which we will generally be paid a fixed payment for each day a patient under this contract receives care in our hospitals.

         Admissions, excluding Rocky Mountain Medical Center, increased 12.7% from 36,331 for the six months ended March 31, 2000 to 40,940 for the same period in 2001, and patient days, excluding Rocky Mountain Medical Center, increased 10.4% from 163,823 for the six months ended March 31, 2000 to 180,855 for the same period in 2001. Adjusted admissions, excluding Rocky Mountain Medical Center, increased 11.0% from 58,580 for the six months ended March 31, 2000 to 65,007 for the same period in 2001 and adjusted patient days, excluding Rocky Mountain Medical Center, increased 8.2% from 257,037 for the six months ended March 31, 2000 to 278,180 for the same period in 2001. Assuming that the acquisition of the Tenet hospital facilities on October 15, 1999 was effective as of October 1, 1999, admissions, patient days, adjusted admissions and adjusted patient days, excluding Rocky Mountain Medical Center, would have increased 6.6%, 4.1%, 5.3% and 2.3%, respectively. Excluding Rocky Mountain Medical Center, the average length of stay resulting from admissions and patient days decreased 2.0% from 4.51 days for the six months ended March 31, 2000 to 4.42 days for the same period in 2001. This decrease in length of stay was attributable in part to improved case management and growth in services requiring shorter length of stays, such as obstetrics and general medical and surgical services.

         Net revenue from Health Choice was $52.7 million for the six months ended March 31, 2001, an increase of $10.6 million, or 25.2%, from $42.1 million in the same period in 2000. Approximately $3.3 million of the increase is due to the results of the Health Choice business segment being included for a full three months for the quarter ended December 31, 2000. Additionally, covered lives under this prepaid Medicaid plan have increased 15.5% as noted above. The increase in covered lives has positively impacted Health Choice net revenue for the six months ended March 31, 2001 compared to the prior year period.

         Operating expenses increased $55.1 million from $333.5 million for the six months ended March 31, 2000 to $388.6 million for the six months ended March 31, 2001. Operating expenses as a percentage of net revenue were 86.0% for the six months ended March 31, 2001 and 83.8% for the six months ended March 31, 2000. Excluding Rocky Mountain Medical Center, operating expenses as a percentage of net revenue were 84.5% for the six months ended March 31, 2001 and 83.3% for the six months ended March 31, 2000.

         Operating expenses from our hospital operations for the six months ended March 31, 2001 were $338.3 million, an increase of $45.2 million, or 15.4%, from $293.1 million for the six months ended March 31, 2000. Approximately $18.6 million of the increase, consisting of $8.7 million in salaries and benefits, $1.8 million in supplies, $400,000 in provision for bad debts and $7.7 million in other operating expenses, was due to the results of the Tenet hospital facilities being included for a full three months for the quarter ended December 31, 2000. Of the remaining $26.6 million increase in operating expenses, $13.1 million was due to the opening of Rocky Mountain Medical Center and $13.5 million was due primarily to the volume growth in our hospital operations, development of our corporate support infrastructure and, to a lesser extent, an increase in labor costs.

         Operating expenses from our hospital operations, excluding Rocky Mountain Medical Center, as a percentage of net revenue were 83.0% for the six months ended March 31, 2001 compared to 81.8% for the six months ended March 31, 2000. This increase was due primarily to increased salaries and benefits expense as a percentage of net revenue of 1.6% for the six months ended March 31, 2001 compared to the same period in 2000. The increase in salaries and benefits expense as a percentage of net revenue was primarily due to general wage inflation, an increased level of temporary staffing in certain of our markets where volume has been growing and increased staffing at our corporate office compared to the same period in the prior year. Corporate salaries and wages increased by approximately $1.8 million for the six months ended March 31, 2001, compared to the same period in 2000, as a result of building our corporate support infrastructure.

         During the six months ended March 31, 2001, Rocky Mountain Medical Center generated net revenue of $9.7 million and incurred operating expenses of $14.9 million, resulting in a loss before interest, taxes, depreciation and amortization of $5.2 million. During the six months ended March 31, 2000, Rocky Mountain Medical Center generated no net revenue and incurred operating expenses of $1.8 million related to the start-up of this facility. As discussed above, our census levels and net revenue have been significantly lower than we expected prior to opening the hospital. We incurred operating expenses of $14.9 million during the six months ended March 31, 2001 at Rocky Mountain Medical Center, consisting of $5.7 million in salaries and benefits, $1.3 million in supplies, $2.0 million in provision for bad debts and $5.9 million in other operating expenses. We incurred operating expenses of $1.8 million during the six months ended March 31, 2000 at Rocky Mountain Medical Center, consisting of $600,000 in salaries and benefits, $200,000 in supplies and $1.0 million in other operating expenses. Other operating expenses included costs for purchased services, rents and leases, utilities, marketing, insurance and other expenses, including approximately $580,000 of professional fees incurred during the six months ended March 31, 2001 associated with the lawsuit we have filed with respect to Rocky Mountain Medical Center.

         Operating expenses for Health Choice increased $9.9 million during the six months ended March 31, 2001 compared to the same period in 2000 due to the incremental cost of increased enrollment and the fact Health Choice was acquired effective October 15, 1999 and therefore did not have a full six months of expenses in the prior period. Operating expenses as a percentage of net revenue for Health Choice were comparable at 95.5% for the six months ended March 31, 2001 and 96.0% for the six months ended March 31, 2000.

         EBITDA was $63.4 million, or 14.0% of net revenue, for the six months ended March 31, 2001, compared to $64.7 million, or 16.2% of net revenue, for the six months ended March 31, 2000. A portion of this decline in the EBITDA margin was due to the operating losses at Rocky Mountain Medical Center. Excluding results from Rocky Mountain Medical Center, net revenue and EBITDA were $442.3 million and $68.6 million, respectively, for the six months ended March 31, 2001, resulting in an EBITDA margin of 15.5%, and $398.2 million and $66.5 million, respectively, for the six months ended March 31, 2000, resulting in an EBITDA margin of 16.7%.

         EBITDA for hospital operations, excluding Rocky Mountain Medical Center, was $66.2 million, or 17.0% of net revenue, for the six months ended March 31, 2001, compared to $64.8 million, or 18.2% of net revenue, for the six months ended March 31, 2000. Assuming that the acquisition of the Tenet hospital facilities on October 15, 1999 was effective as of October 1, 1999, EBITDA for hospital operations, excluding Rocky Mountain Medical Center, for the six months ended March 31, 2000 would have been $63.6 million, or 16.9% of net revenue.

          Health Choice, our Medicaid managed health plan, has a significantly lower EBITDA margin than hospital operations. EBITDA for Health Choice was $2.4 million, or 4.6% of net revenue, for the six months ended March 31, 2001, compared to $1.7 million, or 4.0% of net revenue, for the six months ended March 31, 2000. Assuming that the acquisition of Health Choice on October 15, 1999 was effective as of October 1, 1999, the EBITDA margin for Health Choice for the six months ended March 31, 2000 would have been 3.7% of net revenue.

         Depreciation and amortization expense increased $6.5 million from $21.5 million for the six months ended March 31, 2000 to $28.0 million for the six months ended March 31, 2001 due to the acquisition of the Tenet facilities on October 15, 1999, the depreciation of assets associated with Rocky Mountain Medical Center and the depreciation of information systems equipment that was acquired subsequent to March 31, 2000.

         Interest expense increased $4.4 million from $29.4 million for the six months ended March 31, 2000 to $33.8 million for the six months ended March 31, 2001 due to the timing of borrowings of $560.0 million associated with the acquisition of the Tenet hospitals and the recapitalization of the Paracelsus hospitals on October 15, 1999, increased borrowings during the six months ended March 31, 2001 and increases in interest rates.

         We incurred legal, accounting and other related costs of $3.5 million during the six months ended March 31, 2000 related to the recapitalization transaction.

         We recorded no provision for income taxes for the six months ended March 31, 2001 due to the use of deferred tax assets that were previously reserved with a valuation allowance. We recorded a provision for income taxes for the six months ended March 31, 2000, of $2.9 million, or approximately 28% of earnings from continuing operations before income taxes.

         We recorded a reversal of preferred stock dividends of $25.3 million during the six months ended March 31, 2001, compared to preferred stock dividends and accretion of $12.1 million recorded during the six months ended March 31, 2000. The preferred stock, which was exchanged for shares of our common stock on the basis of ten common shares for each preferred share in October 2000, was mandatorily redeemable and dividends were payable in shares of our common stock. The preferred stock was exchanged for common stock without benefit to the preferred stockholders of the accrued dividends, therefore, the accrual of dividends was reversed in the first quarter of fiscal 2001. Net earnings attributable to common stockholders after the effect of the preferred stock dividends and accretion for the six months ended March 31, 2001 was $26.7 million compared to a net loss of $7.7 million for the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2001, we had $92.8 million in working capital, compared to $65.0 million at September 30, 2000, an increase of $27.8 million. We generated cash of $2.4 million in operating activities during the six months ended March 31, 2001, compared to using $48.1 million of cash in operating activities during the six months ended March 31, 2000. During the six months ended March 31, 2001, the increase in working capital was due primarily to the growth in net accounts receivable, inventory and other receivables. Net accounts receivable increased $21.7 million from $146.7 million at September 30, 2000 to $168.4 million at March 31, 2001 and amounted to approximately 74 days of net revenue outstanding at March 31, 2001 compared to 70 days at September 30, 2000. The increase in net accounts receivable and days of net revenue outstanding at March 31, 2001 was due to the seasonality of our business as well as information system conversions and related business office disruptions in our Florida and Texas markets during the fourth quarter of fiscal 2000 and the quarter ended December 31, 2000 and slower payments from insurance companies and other third party payors. In addition, we have been negatively affected to some extent by delays in processing our claims under the new Medicare prospective payment system for outpatient hospital care subsequent to its implementation in August 2000. Prepaid expenses and other current assets increased $6.3 million from $13.2 million at September 30, 2000 to $19.5 million at March 31, 2001 primarily due to increased Health Choice receivables from the Arizona Health Care Cost Containment System and the deferred costs incurred in conjunction with the registration of our common stock during the quarter, as discussed below.

         Our investing activities used $22.3 million during the six months ended March 31, 2001. Capital expenditures for the six months ended March 31, 2001 were approximately $22.4 million, including capital expenditures of $9.1 million for information systems, $4.1 million for equipment and improvements at Rocky Mountain Medical Center, $2.2 million for the purchase of land at one of our hospitals and $1.3 million for renovation and expansion of the emergency room and outpatient services area at one of our hospitals. We have forecasted capital expenditures for the remainder of fiscal 2001 of approximately $24.0 million, including $10.5 million for expansion and renovation at our facilities, $11.0 million for new and replacement equipment at our facilities and $2.5 million for continued implementation and integration of our information systems. The capital expenditures forecast for 2001 is based upon our analysis of various factors, many of which are beyond our control, and we cannot assure you that our capital expenditures will not exceed forecasted amounts.

         Financing activities during the six months ended March 31, 2001 provided net cash of $20.7 million due primarily to borrowings under our bank credit facility, the issuance of common stock and sales of limited partnership units in one of our subsidiaries. During the six months ended March 31, 2001, we borrowed $91.8 million pursuant to the terms of our bank credit facility, repaid $3.9 million in outstanding borrowings pursuant to the terms of our bank credit facility and capital lease obligations and made voluntary prepayments of $70.8 million pursuant to the terms of our revolving credit facility. During the next twelve months, we are required to repay a total of $10.0 million under our bank credit facility. During the six months ended March 31, 2001, we received proceeds of $1.9 million from the issuance of an aggregate of 199,486 shares of common stock to certain of our existing stockholders. On February 1, 2001, we sold limited partnership units in our subsidiary that owns Odessa Regional Hospital to third party investors, including physicians, for net proceeds of $1.9 million. The net proceeds of this equity sale will be used to fund a portion of the expansion of the hospital, which is expected to be completed within 18 to 24 months. As a result of this sale, we own approximately 88.7% of the equity in this subsidiary.

          On January 22, 2001, we filed a Registration Statement on Form S-1 with the Securities and Exchange Commission, which was amended on February 13, 2001 and March 6, 2001, to register the sale of up to 13,350,000 shares of our common stock, plus up to an additional 2,002,500 shares pursuant to the underwriters' over-allotment options, through an underwritten public offering. On March 9, 2001, we postponed the initial public offering of our common stock due to unfavorable market conditions. We are monitoring market conditions and will reevaluate the potential for an offering in the future. We expect to pay up to approximately $1.9 million of costs incurred in conjunction with filing the Registration Statement during the remainder of fiscal 2001. In the event that the Registration Statement is withdrawn, these costs will be expensed.

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

         As of March 31, 2001, amounts outstanding under the tranche A and tranche B term loans were $76.3 million and $246.9 million, respectively, and we had $21.0 million outstanding under our revolving credit facility. The revolving credit facility includes a $75.0 million sub-limit for letters of credit that may be issued by us and, as of March 31, 2001, we had issued $28.6 million in letters of credit. The loans under the bank credit facility bear interest at variable rates at specified margins above either the agent bank's alternate base rate or its reserve-adjusted Eurodollar rate. The weighted average interest rate of outstanding borrowings under the bank credit facility was approximately 10.5% at March 31, 2001. As of May 15, 2001, we had drawn $34.5 million under our revolving credit facility and had issued $28.6 million in letters of credit, resulting in remaining availability under the revolving credit facility of $61.9 million.

         On October 13, 1999, we issued $230.0 million of 13% senior subordinated notes due 2009. On May 25, 2000, we exchanged all of our outstanding 13% senior subordinated notes due 2009 for 13% senior subordinated exchange notes due 2009 that have been registered under the Securities Act of 1933, as amended. The notes are unsecured obligations and are subordinated in right of payment to all of our existing and future senior indebtedness. If a change in control occurs, as defined in the indenture, each holder of the notes will have the right to require us to repurchase all or any part of that holder's notes in cash at 101% of the aggregate principal amount of notes repurchased plus accrued and unpaid interest to the date of purchase. Except with respect to a change of control, we are not required to make mandatory redemption or sinking fund payments with respect to the notes. At March 31, 2001, all of the subsidiaries fully and unconditionally guaranteed the notes on a joint and several basis. The indenture for the notes contains certain covenants, including but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, dividends and our ability to merge or consolidate.

         On October 26, 2000, all shares of our mandatorily redeemable Series A and Series B preferred stock were exchanged for shares of our common stock on a basis of ten common shares for each preferred share. This exchange increased our net earnings attributable to common stockholders by $25.3 million, increased our stockholders' equity by approximately $189.3 million and did not affect our cash flow.

         On February 6, 2001, we declared a 10.5-for-one split of our outstanding common stock and common stock options and approved an increase in authorized shares of common stock effective March 6, 2001.

         Our liquidity and capital resources have been negatively affected by Rocky Mountain Medical Center. During the six months ended March 31, 2001, at Rocky Mountain Medical Center we incurred operating losses of $5.1 million and capital expenditures of $4.1 million. We expect to continue to incur operating losses until we are able to build our census to a level that causes our net revenue to exceed our operating expenses or until we effect a strategic alternative. If we are unsuccessful in growing net revenue and reducing operating losses at Rocky Mountain Medical Center in the near term, we expect to significantly alter our plans and strategies with respect to this hospital.

         In connection with the recapitalization transaction and the Tenet transaction, we did not assume any liability or obligation of Paracelsus or Tenet owed to payors, including private insurers and government payors such as Medicare and Medicaid programs. We also did not assume any cost report reimbursements, settlements, repayments or fines, if any, to the extent they relate to periods prior to the respective closing dates of these transactions. Our agreements with Paracelsus and Tenet include customary indemnification and hold harmless provisions for any damages we incur relating to these types of excluded liabilities. In addition, in the Tenet transaction we agreed to use our best efforts to cause Tenet to be released from its obligations under certain contractual obligations that we assumed in the Tenet transaction. If we are unable to cause Tenet to be released from its obligations by February 28, 2002, we may be required to make a cash payment to Tenet of up to $4.0 million and increase a letter of credit we have provided to Tenet by $5.0 million.

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

         At April 30, 2001, we had cash and cash equivalents of approximately $1.0 million and at May 15, 2001, approximately $61.9 million available under the revolving credit facility. Based upon the current level of operations and anticipated growth, we believe that cash generated from operations and amounts available under the revolving credit facility will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for the next 12 months. We cannot assure you, however, that our business will generate sufficient cash flow from operations, that future borrowings will be available under our bank credit facility, or otherwise, to enable us to grow our business, service our indebtedness, including the bank credit facility and our senior subordinated exchange notes, or to make anticipated capital expenditures. One element of our business strategy is expansion through the acquisition of hospitals in our existing and new high-growth markets. The completion of acquisitions may result in the incurrence of, or assumption by us, of additional indebtedness. Our future operating performance, reduction of operating losses at Rocky Mountain Medical Center, ability to service or refinance the senior subordinated exchange notes and ability to service and extend or refinance the bank credit facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         During the six months ended March 31, 2001, there were no material changes to our quantitative and qualitative disclosures about the market risk associated with financial instruments as described in our Annual Report on Form 10-K for the year ended September 30, 2000. At March 31, 2001, the fair market value of our outstanding senior subordinated exchange notes was $246.1 million, based upon quoted market prices as of that date.

                                     PART II

                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         Effective March 6, 2001, we amended and restated our certificate of incorporation to increase our authorized shares of common stock from 5,000,000 to 100,000,000 shares, increase our authorized shares of preferred stock from 550,000 to 5,000,000 shares and authorize 10,000,000 shares of a new class of nonvoting common stock. The shares of common stock and nonvoting common stock are identical in all respects except that, other than as required by law, the holders of nonvoting common stock are not entitled to vote on any other matter submitted to a vote of security holders. Each holder of nonvoting common stock is entitled at any time to convert any or all of the shares of such holder's nonvoting common stock into an equal number of shares of common stock.

         In addition, the amended and restated certificate of incorporation:

         - eliminates the ability of stockholders to act by written consent;

         - provides that the company shall not be governed by Section 203 of the Delaware General Corporation Law, which generally restricts some business combinations involving interested stockholders or their affiliates; and

         -        reduces the maximum number of directors from 18 to 15.

         During the quarter ended March 31, 2001, we sold shares of our common stock to our former employees pursuant to the exercise of stock options in the amounts, on the dates and for the consideration as follows: 14,541 shares on January 18, 2001 for $138,490; 7,444 shares on January 25, 2001 for $70,900; and
7,444 shares on January 26, 2001 for $70,900. The shares issued in each of the above transactions were issued in a private transaction exempt under Section 4(2) of the Securities Act, which exempts sales of securities that do not involve a public offering.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Our amended and restated certificate of incorporation and the terms and provisions of the Employment Agreement between David R. White, our chairman and chief executive officer, and us were approved by the holder of 87.5% of our common stock by action taken on written consent on February 6, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  List of Exhibits:

              Exhibit 3.1 Amended and Restated Certificate of Incorporation of IASIS Healthcare Corporation as filed with the Delaware Secretary of State on March 6, 2001.

              Exhibit 3.2 Amended and Restated By-Laws of IASIS Healthcare Corporation.(1)

(1) Incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-4 (Registration No. 333-94521).

         (b)  Reports on Form 8-K:

              On January 29, 2001, the Company filed a Current Report on Form 8-K to report that it had issued a press release announcing the date and time of the online simulcast of its fiscal 2001 first quarter earnings conference call.

              On February 2, 2001, the Company filed a Current Report on Form 8-K to report that it had issued a press release announcing its earnings for the first quarter ended December 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    IASIS HEALTHCARE CORPORATION



Date:  May 15, 2001                 By: /s/ John K. Crawford
                                        ----------------------------------------
                                        John K. Crawford, Executive Vice
                                          President and Chief Financial Officer

                                 EXHIBIT INDEX

   EXHIBIT NO.          DESCRIPTION
   -----------          -----------
      3.1               Amended and Restated Certificate of Incorporation of
                        IASIS Healthcare Corporation as filed with the Delaware
                        Secretary of State on March 6, 2001.

      3.2               Amended and Restated By-Laws of IASIS Healthcare
                        Corporation.(1)

(1)      Incorporated by reference to Exhibit 3.4 to the Company's Registration
         Statement on Form S-4 (Registration No. 333-94521).