Form 10-Q
period 2001-06-30
IASIS HEALTHCARE CORP
filed 2001-08-14
CIK 1073615

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

     As of August 13, 2001, 31,932,529 shares of the Registrant's Common Stock were outstanding.

                                TABLE OF CONTENTS






PART I.    FINANCIAL INFORMATION......................................................................................... 1

           ITEM 1.  FINANCIAL STATEMENTS:
                    Condensed and Consolidated Balance Sheets at June 30, 2001 (Unaudited) and September 30, 2000........ 1

                    Condensed and Consolidated Statements of Operations (Unaudited) -- Three
                    Months Ended June 30, 2001 and 2000 and Nine Months Ended June 30, 2001 and 2000..................... 2

                    Condensed and Consolidated Statements of Cash Flows (Unaudited) -- Nine
                    Months Ended June 30, 2001 and 2000.................................................................. 3

                    Notes to Unaudited Condensed and Consolidated Financial Statements................................... 4

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS................12

           ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................................24

PART II.   OTHER INFORMATION.............................................................................................24

           ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................................................24

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          IASIS HEALTHCARE CORPORATION
                    CONDENSED AND CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                               (UNAUDITED)
                                                                                 JUNE 30,         SEPTEMBER 30,
                                                                                   2001               2000
                                                                                   ----               ----
                              ASSETS
       Current assets:
           Cash and cash equivalents ....................................        $   4,623         $      --
           Accounts receivable, net of allowance for doubtful
                  accounts of $25,135 and $31,403, respectively .........          151,853           146,744
           Inventories ..................................................           23,240            19,874
           Current deferred tax assets ..................................               --             1,146
           Prepaid expenses and other current assets ....................           17,781            12,574
           Assets held for sale .........................................           24,649               607
                                                                                 ---------         ---------
               Total current assets .....................................          222,146           180,945

       Property and equipment, net ......................................          334,806           361,293
       Goodwill and other intangibles, net ..............................          295,080           302,380
       Deferred debt financing costs, net ...............................           20,703            23,472
       Deferred tax assets ..............................................            2,036             2,036
       Other assets .....................................................            3,034             3,713
                                                                                 ---------         ---------

               Total assets .............................................        $ 877,805         $ 873,839
                                                                                 =========         =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
       Current liabilities:
           Accounts payable .............................................        $  42,553         $  31,707
           Salaries and benefits payable ................................           19,317            13,040
           Accrued interest payable .....................................           11,374            20,020
           Medical claims payable .......................................           19,009            16,530
           Other accrued expenses and other current liabilities .........           25,194            20,739
           Current portion of accrued loss on discontinued operations ...            1,954             4,008
           Current portion of long-term debt and capital lease
                obligations .............................................           12,850             9,883
                                                                                 ---------         ---------
               Total current liabilities ................................          132,251           115,927

       Long-term debt and capital lease obligations .....................          553,889           547,771
       Other long-term liabilities ......................................           16,535            13,372
       Minority interest ................................................            4,285             2,060
       Mandatorily redeemable Series A preferred stock-- $.01 par value, authorized 500,000 shares; no shares issued and
           outstanding at June 30, 2001 and 160,000 shares at
           September 30, 2000 ...........................................               --           183,199
       Mandatorily redeemable Series B preferred stock -- $.01 par value, authorized 50,000 shares; no shares issued and
           outstanding at June 30, 2001 and 5,311 shares at
           September 30, 2000 ...........................................               --             6,079
                                                                                 ---------         ---------
               Total liabilities ........................................          706,960           868,408

       Stockholders' equity:
           Preferred stock, $.01 par value, authorized 5,000,000
               shares; no shares issued and outstanding at June 30, 2001
               and September 30, 2000 ...................................               --                --
           Common stock -- $.01 par value, authorized 100,000,000 shares;
               31,961,445 shares issued and 31,932,529 shares outstanding at June 30, 2001; 14,404,288 shares issued and
               outstanding at September 30, 2000, respectively ..........              319               144
           Nonvoting common stock--$.01 par value, authorized
               10,000,000 shares; no shares issued and outstanding
               at June 30, 2001 and at September 30, 2000 ...............               --                --
           Additional paid-in capital ...................................          450,496           259,654
           Treasury stock, at cost, 16,306,541 shares at June 30,
               2001 and 16,277,625 shares at September 30, 2000 .........         (155,300)         (155,025)
           Accumulated deficit ..........................................         (124,670)          (99,342)
                                                                                 ---------         ---------
                  Total stockholders' equity ............................          170,845             5,431
                                                                                 ---------         ---------
                  Total liabilities and stockholders' equity ............        $ 877,805         $ 873,839
                                                                                 =========         =========



                             See accompanying notes

                          IASIS HEALTHCARE CORPORATION
         CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)


                                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                   JUNE 30,                       JUNE 30,
                                                             2001           2000           2001           2000
                                                             ----           ----           ----           ----
Net revenue ........................................      $ 216,975       $ 210,879       $ 668,963       $ 609,087

Costs and expenses:
    Salaries and benefits ..........................         79,205          75,375         237,520         209,652
    Supplies .......................................         34,810          31,691         100,397          92,592
    Other operating expenses .......................         67,215          61,414         195,363         170,717
    Provision for bad debts ........................         18,578          14,879          55,148          43,928
    Interest, net ..................................         15,726          16,132          49,583          45,577
    Depreciation and amortization ..................         12,372          12,753          40,339          34,248
    Provision for asset revaluation, closure and
      other costs ..................................         16,612              --          16,612              --
    Recapitalization costs .........................             --              --              --           3,478
                                                          ---------       ---------       ---------       ---------
      Total costs and expenses .....................        244,518         212,244         694,962         600,192
                                                          ---------       ---------       ---------       ---------
Earnings (loss) from continuing operations before
      minority interests and income taxes ..........        (27,543)         (1,365)        (25,999)          8,895
Minority interests .................................            156             210             329             252
                                                          ---------       ---------       ---------       ---------
Earnings (loss) from continuing operations
      before income taxes ..........................        (27,699)         (1,575)        (26,328)          8,643
Income tax expense .................................             --              --              --           2,853
                                                          ---------       ---------       ---------       ---------
      Net earnings (loss) from continuing operations        (27,699)         (1,575)        (26,328)          5,790
Discontinued operations:
Reversal of excess loss accrual for discontinued
      physician practice operations ................          1,000              --           1,000              --
Earnings (loss) from operations of discontinued
      physician practice operations ................             --             787              --          (2,115)
                                                          ---------       ---------       ---------       ---------
      Net earnings (loss) ..........................        (26,699)           (788)        (25,328)          3,675
Preferred stock dividends accrued (reversed)
      and accretion ................................             --           6,627         (25,348)         18,775
                                                          ---------       ---------       ---------       ---------
Net earnings (loss) attributable to common
      stockholders .................................      $ (26,699)      $  (7,415)      $      20       $ (15,100)
                                                          =========       =========       =========       =========


                             See accompanying notes

                          IASIS HEALTHCARE CORPORATION
         CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)




                                                                          NINE MONTHS ENDED
                                                                               JUNE 30,
                                                                         2001           2000
                                                                         ----           ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings (loss) ......................................      $ (25,328)      $   3,675
     Adjustments to reconcile net earnings (loss) to net
     cash provided by (used in) operating activities:
       Depreciation and amortization ..........................         40,339          34,248
       Minority interests .....................................            329             252
       Gain on sale of property and equipment .................            (52)             --
       Reversal of excess loss accrual ........................         (1,000)             --
       Provision for asset revaluation and closure costs ......         11,900              --
       Changes in operating assets and liabilities,
         net of the effect of acquisitions and dispositions:
         Accounts receivable ..................................         (5,905)       (117,491)
         Inventories, prepaid expenses and other current assets         (4,068)        (19,710)
         Accounts payable and other accrued liabilities .......          7,841          42,299
         Accrued loss on discontinued operations ..............         (2,772)             --
                                                                     ---------       ---------
       Net cash provided by (used in) operating activities ....         21,284         (56,727)
                                                                     ---------       ---------
 CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment ......................        (29,269)        (36,910)
     Proceeds from sale of property and equipment .............            536              --
     Payments for acquisitions and dispositions, net ..........           (101)       (433,401)
     Change in other assets ...................................              4          (1,339)
                                                                     ---------       ---------
       Net cash used in investing activities ..................        (28,830)       (471,650)
                                                                     ---------       ---------
 CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from credit facility ............................             --         160,000
     Proceeds from issuance of preferred stock ................             --         160,000
     Proceeds from issuance of common stock ...................          1,900              --
     Repurchase of common stock ...............................             --        (155,025)
     Proceeds from senior bank debt borrowings ................        124,000         330,000
     Proceeds from issuance of senior subordinated notes ......             --         230,000
     Payment of debt and capital leases .......................       (115,428)       (164,010)
     Common and preferred stock issuance costs incurred .......             --          (2,625)
     Debt financing costs incurred ............................             --         (26,618)
     Other ....................................................          1,697              --
                                                                     ---------       ---------
       Net cash provided by financing activities ..............         12,169         531,722
                                                                     ---------       ---------
 Increase in cash and cash equivalents ........................          4,623           3,345
 Cash and cash equivalents at beginning of the period .........             --              --
                                                                     ---------       ---------
 Cash and cash equivalents at end of the period ...............      $   4,623       $   3,345
                                                                     =========       =========

 Supplemental disclosure of cash flow information:
     Cash paid for interest ...................................      $  58,080       $  40,085
                                                                     =========       =========
     Cash paid for income taxes, net of refunds ...............      $   2,262       $      --
                                                                     =========       =========
 Supplemental schedule of investing activities:
     Effects of acquisitions and dispositions, net:
       Assets (acquired) disposed of, net of cash .............      $     853       $(481,531)
       Liabilities assumed (paid) .............................           (679)         38,670
       Issuance (repurchase) of preferred and common stock,
           net ................................................           (275)          9,460
                                                                     ---------       ---------

         Payments for acquisitions and dispositions, net ......      $    (101)      $(433,401)
                                                                     =========       =========
 Supplemental schedule of noncash investing and financing
   activities:
     Capital lease obligations incurred to acquire equipment ..      $     667       $     179
                                                                     =========       =========
     Exchange of preferred stock for common stock .............      $ 189,278       $      --
                                                                     =========       =========


                             See accompanying notes

                          IASIS HEALTHCARE CORPORATION
                  NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
                              FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The unaudited condensed and consolidated financial statements include the accounts of IASIS Healthcare Corporation ("IASIS" or "the Company") (formerly known as Paracelsus Utah Facilities, the Company's predecessor entity) and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The balance sheet at September 30, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated and combined financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

         In the opinion of management, the accompanying unaudited condensed and consolidated financial statements contain all material adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

         IASIS operates networks of medium-sized hospitals in high-growth urban and suburban markets. At June 30, 2001, the Company owned or leased 14 hospitals with a total of 2,152 beds in service. The Company's hospitals are located in four regions:

         -        Salt Lake City, Utah;
         -        Phoenix, Arizona;
         -        Tampa-St. Petersburg, Florida; and
         -        three cities in the State of Texas, including San Antonio.

         The Company also operates five ambulatory surgery centers and a Medicaid managed health plan called Health Choice that serves over 44,500 members in Arizona.

2.       RECAPITALIZATION AND ACQUISITION TRANSACTIONS

         IASIS was formed in October 1999 through a series of transactions that were arranged by Joseph Littlejohn & Levy, Inc. and members of the Company's management team. Joseph Littlejohn & Levy is the private equity firm that controls JLL Healthcare, LLC, the Company's largest stockholder.

RECAPITALIZATION

         Effective October 8, 1999, Paracelsus Healthcare Corporation ("Paracelsus") and unrelated third parties recapitalized five acute care hospitals (Paracelsus Utah Facilities) in the Salt Lake City, Utah market owned by a subsidiary of Paracelsus valued at $287.0 million, net of a working capital adjustment of $1.0 million. In connection with the recapitalization, JLL Healthcare, LLC and some of the Company's stockholders purchased 1,250,000 shares

                          IASIS HEALTHCARE CORPORATION
                  NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
                              FINANCIAL STATEMENTS


of the outstanding common stock of the Paracelsus subsidiary for an aggregate of $125.0 million. The subsidiary then repurchased $155.0 million of its common stock from Paracelsus, which is being held as treasury stock at June 30, 2001. The recapitalization transaction resulted in Paracelsus retaining an approximately 6% minority interest at an implied value of approximately $8.0 million in the subsidiary. After the recapitalization, the former Paracelsus subsidiary changed its name to IASIS Healthcare Corporation and changed its fiscal year end to September 30. The Company's $155.0 million purchase of its own stock was financed with a $160.0 million credit facility, which was subsequently repaid concurrent with the Company's issuance of preferred stock, offering of senior subordinated notes and borrowing under a bank credit facility. The Company expensed legal, accounting and other related costs of approximately $3.5 million associated with the recapitalization during the fiscal year ended September 30, 2000.

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

OTHER INFORMATION

         The following table summarizes the allocation of the aggregate purchase price of the acquisitions (in thousands):

                                                                 MANAGEMENT
                                              TENET HOSPITALS      COMPANY           TOTAL
                                              ---------------    ----------        ---------
Purchase price, including direct costs of
   acquisition ..........................        $ 436,918         $ 9,460         $ 446,378

Identifiable assets acquired ............          220,850             289           221,139
Liabilities assumed .....................          (41,203)           (150)          (41,353)
                                                 ---------         -------         ---------
     Identifiable net assets acquired ...          179,647             139           179,786
                                                 ---------         -------         ---------

Goodwill ................................        $ 257,271         $ 9,321         $ 266,592
                                                 =========         =======         =========

         Direct costs of acquisitions of approximately $5.1 million were capitalized as a component of the purchase price and primarily consisted of legal fees, professional and accounting fees and other costs related to the transactions.

         The Tenet transaction and merger with a company formed by members of the Company's management were accounted for using the purchase method of accounting. The operating results of the acquired companies have been included in the accompanying unaudited condensed and consolidated statements of operations from their date of acquisition, October 15, 1999.

                          IASIS HEALTHCARE CORPORATION
                  NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
                              FINANCIAL STATEMENTS


3.       LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consist of the following (in thousands):

                                           JUNE 30,      SEPTEMBER 30,
                                             2001            2000
                                             ----            ----
          Bank facilities .........        $335,750        $326,668
          Senior subordinated notes         230,000         230,000
          Capital lease obligations             989             986
                                           --------        --------
                                            566,739         557,654
          Less current maturities .          12,850           9,883
                                           --------        --------
                                           $553,889        $547,771
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

         At June 30, 2001, amounts outstanding under the tranche A and tranche B term loans were $75.0 million and $246.3 million, respectively. At June 30, 2001, the Company had drawn $14.5 million under the revolving credit facility and had issued approximately $34.6 million in letters of credit, resulting in remaining availability under the revolving credit facility of approximately $75.9 million. The revolving credit facility includes a $75.0 million sub-limit for letters of credit that may be issued by the Company. Repayments under the term loans are due in quarterly installments. In addition, the loans under the Bank Facilities are subject to mandatory prepayment under specific circumstances, including from a portion of excess cash flow and the net proceeds of specified casualty events, asset sales and debt issuances, each subject to various exceptions. The loans under the Bank Facilities bear interest at variable rates at specified margins above either Morgan Guaranty Trust Company of New York's alternate base rate or its reserve-adjusted Eurodollar rate. The weighted average interest rate on outstanding borrowings under the Bank Facilities was approximately 10.0% at June 30, 2001. The Company also pays a commitment fee equal to 0.5% of the average daily amount available under the revolving credit facility.

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

                          IASIS HEALTHCARE CORPORATION
                  NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
                              FINANCIAL STATEMENTS


         Except with respect to a change of control, the Company is not required to make mandatory redemption or sinking fund payments with respect to the Notes. The Notes are guaranteed, jointly and severally, by all of the Company's subsidiaries ("Subsidiary Guarantors"). The Company is a holding company with no independent assets or operations apart from its ownership of the Subsidiary Guarantors. At June 30, 2001, all of the Subsidiary Guarantors were wholly owned and fully and unconditionally guaranteed the Notes. The indenture for the Notes contains certain covenants, including but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, dividends and the Company's ability to merge or consolidate.

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

         On February 6, 2001, the Company declared a 10.5-for-one stock split of the outstanding common stock and common stock options effective March 6, 2001. The financial statements reflect the stock split as a retroactive restatement of all common stock and common stock options for all periods presented.

         Effective March 6, 2001, the Company amended and restated its certificate of incorporation to increase the authorized shares of common stock from 5,000,000 to 100,000,000 shares, increase the authorized shares of preferred stock from 550,000 to 5,000,000 shares and authorize 10,000,000 shares of a new class of nonvoting common stock.

5.       ASSET REVALUATION, CLOSURE AND OTHER COSTS

         During the quarter ended June 30, 2001, the Company recorded $11.9 million of charges relating to asset revaluation and closure expenses of Rocky Mountain Medical Center, $2.5 million of employee severance costs and the write-off of deferred initial public offering costs totaling $2.2 million.

Asset Revaluation and Closure Costs Related to Rocky Mountain Medical Center

         In the third quarter of fiscal 2001, the Company recorded a pre-tax asset revaluation charge of approximately $2.8 million related to the closure of Rocky Mountain Medical Center and revaluation of net assets in conjunction with their classification as held for sale. At June 30, 2001, Rocky Mountain Medical Center net assets held for sale consisted of property and equipment and totaled approximately $24.1 million, net of the asset revaluation allowance.

         The Company adopted and implemented an exit plan and recorded pre-tax closure charges of approximately $9.1 million in the third quarter of fiscal 2001 with respect to the closure of Rocky Mountain Medical Center. These closure plans include the involuntary termination of approximately 200 hospital and business office personnel, which are expected to be completed by September 30, 2001. At June 30, 2001, accrued closure costs totaled approximately $7.9 million. The Company estimates that approximately $5.9 million of the accrued costs will be paid during the next 12 months. The remaining $2.0 million relates primarily to long-term facility lease commitments. The following table summarizes the closure costs accrual and payment activity for the third quarter of fiscal 2001(in thousands):

                          IASIS HEALTHCARE CORPORATION
                  NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
                              FINANCIAL STATEMENTS



                                               FACILITY AND
                                 SEVERANCE         LEASE         CONTRACT
                                AND RELATED     TERMINATION     TERMINATION      OTHER EXIT
                                   COSTS           COSTS           COSTS            COSTS         TOTAL
                                 ------------------------------------------------------------------------
Balances at March 31, 2001        $    --         $    --         $    --         $    --         $    --
   Charges ...............          1,475           3,486           2,407           1,693           9,061
   Payments ..............           (691)           (287)           (111)            (51)         (1,140)
                                  -----------------------------------------------------------------------

Balances at June 30, 2001         $   784         $ 3,199         $ 2,296         $ 1,642         $ 7,921
                                  =======================================================================

         Net revenue and pre-tax losses from Rocky Mountain Medical Center were $3.2 million and $4.9 million for the three months ended June 30, 2001 and $1.7 million and $3.7 million for the three months ended June 30, 2000. Net revenue and pre-tax losses from Rocky Mountain Medical Center were $12.9 million and $14.2 million for the nine months ended June 30, 2001 and $1.7 million and $5.7 million for the nine months ended June 30, 2000.

Other Costs

         The Company recorded employee severance costs of $2.5 million during the quarter ended June 30, 2001 related to management severance and the termination of employees in one of its markets. As of June 30, 2001, the Company had paid approximately $550,000 of these costs.

         On January 22, 2001, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission, which was amended on February 13, 2001 and March 6, 2001, to register the sale of up to 13,350,000 shares of its common stock, plus up to an additional 2,002,500 shares pursuant to the underwriters' over-allotment options, through an underwritten public offering. On March 9, 2001, the Company postponed the initial public offering of its common stock. However, the Company has expensed offering costs incurred. As of June 30, 2001, the Company had paid approximately $800,000 of costs incurred in conjunction with filing the Registration Statement, and expects to pay up to $1.4 million of additional costs during the remainder of fiscal 2001.

6.       DISCONTINUED OPERATIONS

         During the fourth quarter of fiscal 2000, the Company implemented plans to sell its physician practice operations and close related practice support offices during fiscal 2001, resulting in an estimated loss on sale and closure of $7.4 million in the fiscal year ended September 30, 2000. The operating results of the physician practice operations are reflected as discontinued operations in the accompanying unaudited condensed and consolidated statements of operations. The Company estimated losses of approximately $900,000 from the physician practice operations from the date the Company committed itself to the sale and closure through the projected sale and closure dates in fiscal 2001. The remainder of the estimated loss on sale and closure consisted primarily of lease termination costs and physician contract termination costs. During the quarter ended June 30, 2001, $1.0 million of previously recorded loss accruals were reversed due to discontinuing these operations to date at costs that were less than previously estimated. At June 30, 2001, the remaining accrual for estimated losses on sale and closure was $3.4 million. Of this balance, approximately $1.5 million of costs are expected to be paid subsequent to the next 12 months and are recorded within other long term liabilities in the accompanying unaudited condensed and consolidated balance sheets.

         Net revenue for the physician practice operations for the three months and nine months ended June 30, 2000 was approximately $4.4 million and $9.2 million, respectively.

                          IASIS HEALTHCARE CORPORATION
                  NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
                              FINANCIAL STATEMENTS


7.       SEGMENT AND GEOGRAPHIC INFORMATION

         The Company's acute care hospitals and related health care businesses are similar in their activities and the economic environments in which they operate (i.e., urban and suburban markets). Accordingly, the Company's reportable operating segments consist of (1) acute care hospitals and related healthcare businesses, collectively, and (2) its Medicaid managed health plan, Health Choice and a related entity (collectively referred to as Health Choice). The following is a financial summary by business segment for the periods indicated:

                                                               THREE MONTHS                     NINE MONTHS
                                                               ENDED JUNE 30,                  ENDED JUNE 30,
                                                         -------------------------       -------------------------
                                                            2001            2000           2001              2000
                                                         ---------       ---------       ---------       ---------
                                                                                 (in thousands)
ACUTE CARE SERVICE:
Net patient revenue(1) ............................      $ 190,918       $ 189,292       $ 594,340       $ 548,445
Revenue between segments ..........................         (1,908)         (1,500)         (6,000)         (4,500)
                                                         ---------       ---------       ---------       ---------
  Net revenue .....................................        189,010         187,792         588,340         543,945
Salaries and benefits .............................         78,157          74,205         234,112         206,382
Supplies ..........................................         34,762          31,591         100,112          92,326
Other operating expenses(2) .......................         41,107          40,525         121,563         111,727
Provision for bad debts ...........................         18,578          14,879          55,148          43,928
                                                         ---------       ---------       ---------       ---------
  EBITDA(3) .......................................         16,406          26,592          77,405          89,582
Interest expense, net .............................         15,770          16,027          49,627          45,472
Depreciation and amortization .....................         12,308          12,718          40,156          34,128
                                                         ---------       ---------       ---------       ---------
  Earnings (loss) from continuing operations
    before minority interests and income taxes(2) .        (11,672)         (2,153)        (12,378)          9,982
Provision for asset revaluation,  closure and other
  costs ...........................................         16,612              --          16,612              --
Recapitalization costs ............................             --              --              --           3,478
Minority interests ................................            156             210             329             252
                                                         ---------       ---------       ---------       ---------
Earnings (loss) from continuing operations
  before income taxes .............................      $ (28,440)      $  (2,363)      $ (29,319)      $   6,252
                                                         =========       =========       =========       =========

Segment assets ....................................      $ 868,052       $ 868,317       $ 868,052       $ 868,317
                                                         =========       =========       =========       =========

HEALTH CHOICE:
Capitation premiums and other payments ............      $  27,965       $  23,087       $  80,623       $  65,142
Revenue between segments ..........................             --              --              --              --
                                                         ---------       ---------       ---------       ---------
  Net revenue .....................................         27,965          23,087          80,623          65,142
Salaries and benefits .............................          1,048           1,170           3,408           3,270
Supplies ..........................................             48             100             285             266
Other operating expenses(2) .......................         26,108          20,889          73,800          58,990
Provision for bad debts ...........................             --              --              --              --
                                                         ---------       ---------       ---------       ---------
  EBITDA(3) .......................................            761             928           3,130           2,616
Interest expense (income), net ....................            (44)            105             (44)            105
Depreciation and amortization .....................             64              35             183             120
                                                         ---------       ---------       ---------       ---------
 Earnings from continuing operations before
  minority interests and income taxes(2) ..........            741             788           2,991           2,391
Provision for asset revaluation,  closure and other
  costs ...........................................             --              --              --              --
Recapitalization costs ............................             --              --              --              --
Minority interests ................................             --              --              --              --
                                                         ---------       ---------       ---------       ---------
Earnings from continuing operations before income
  taxes ...........................................      $     741       $     788       $   2,991       $   2,391
                                                         =========       =========       =========       =========

Segment assets ....................................      $   9,535       $   2,827       $   9,535       $   2,827
                                                         =========       =========       =========       =========

(1) Amount includes $6.35 million in managed care valuation allowances for the quarter and nine months ended June 30, 2001.

(2) Amounts exclude provision for asset revaluation, closure and other costs and recapitalization costs.

(3) EBITDA represents earnings from continuing operations before interest expense, minority interests, income taxes, provision for asset revaluation, closure and other costs, recapitalization costs and depreciation and amortization.

                          IASIS HEALTHCARE CORPORATION
                  NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
                              FINANCIAL STATEMENTS



8.       NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

         The new rules on accounting for goodwill and other intangible assets are required to be adopted by the Company beginning in the first quarter of fiscal year 2003. However, early adoption beginning in the first quarter of fiscal year 2002 is permitted. Application of the nonamortization provisions of the Statement is expected to result in an increase to pre-tax net earnings of approximately $11.0 million per year. If the Company adopts the Statement beginning in fiscal year 2003, the Company expects to follow the new requirements regarding impairment tests of goodwill and indefinite lived intangible assets as of October 1, 2002. The effect of these tests on the earnings and financial position of the Company has not yet been determined. If early adoption of the Statement beginning in fiscal year 2002 is chosen, the new requirements will be followed as of October 1, 2001.

9.       CONTINGENCIES

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

HEALTH CHOICE

         Health Choice has entered into a capitated contract whereby the plan provides healthcare services in exchange for fixed periodic and supplemental payments from the Arizona Health Care Cost Containment System ("AHCCCS"). These services are provided regardless of the actual costs incurred to provide these services. The Company receives reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds. The Company believes the capitated payments, together with reinsurance and other supplemental payments, are sufficient to pay for the services Health Choice is obligated to deliver. The Company has provided performance guaranties in the form of a surety bond in the amount of $9.4 million and a

                          IASIS HEALTHCARE CORPORATION
                  NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
                              FINANCIAL STATEMENTS


letter of credit in the amount of $6.6 million for the benefit of AHCCCS to support its obligations under the Health Choice contract to provide and pay for the healthcare services.

TAX SHARING AGREEMENT

         The Company and some of its subsidiaries are included in JLL Healthcare, LLC's consolidated group for U.S. Federal income tax purposes as well as in some consolidated, combined or unitary groups which include JLL Healthcare, LLC for state, local and foreign income tax purposes. The Company and JLL Healthcare, LLC entered into a tax sharing agreement in connection with the recapitalization. The tax sharing agreement requires the Company to make payments to JLL Healthcare, LLC such that, with respect to tax returns for any taxable period in which the Company or any of its subsidiaries is included in JLL Healthcare, LLC's consolidated group or any combined group, including JLL Healthcare, LLC, the amount of taxes to be paid by the Company will be determined, subject to some adjustments, as if the Company and each of its subsidiaries included in JLL Healthcare, LLC's consolidated group or a combined group including JLL Healthcare, LLC filed their own consolidated, combined or unitary tax return.

         Each member of a consolidated group for U.S. Federal income tax purposes is jointly and severally liable for the Federal income tax liability of each other member of the consolidated group. Accordingly, although the tax sharing agreement allocates tax liabilities between the Company and JLL Healthcare, LLC, for any period in which the Company is included in JLL Healthcare, LLC's consolidated group, the Company could be liable in the event that any Federal tax liability was incurred, but not discharged, by any other member of JLL Healthcare, LLC's consolidated group.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed and consolidated financial statements, the notes to our unaudited condensed and consolidated financial statements and the other financial information appearing elsewhere in this report. Data for the three months and nine months ended June 30, 2001 and 2000 has been derived from our unaudited condensed and consolidated financial statements.

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

         Although we believe that the assumptions underlying the forward-looking statements contained in this report are reasonable, any of these assumptions could prove to be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included in this report, you should not regard the inclusion of such information as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements contained in this report to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

GENERAL

         We are a leading owner and operator of acute care hospitals that develops and operates networks of medium-sized hospitals in high-growth urban and suburban markets. We operate our hospitals with a strong community focus by offering and developing healthcare services to meet the needs of the markets we serve, promoting strong relationships with physicians, working with local managed care plans and recruiting experienced management. At June 30, 2001, we owned or leased 14 hospitals with a total of 2,152 beds in service. Our hospitals are located in four regions:

         -        Salt Lake City, Utah;
         -        Phoenix, Arizona;
         -        Tampa-St. Petersburg, Florida; and
         -        three cities in the State of Texas, including San Antonio.

We also operate five ambulatory surgery centers and a Medicaid managed health plan called Health Choice that serves over 44,500 members in Arizona.

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

         Our hospitals' net revenue continues to be affected by an increasing proportion of revenue being derived from fixed payment, higher discount sources including Medicare, Medicaid, managed care organizations and others. Fixed payment amounts are often based upon a diagnosis regardless of the cost incurred or the level of services provided. Our net revenue, cash flows and earnings have been reduced by this reimbursement methodology. We expect patient volumes from Medicare and Medicaid to continue to increase due to the general aging of the population and expansion of state Medicaid programs. Under the Balanced Budget Act of 1997, reimbursement from Medicare and Medicaid was reduced during 1998, 1999 and 2000, and continued to be reduced as certain changes were phased in during 2001. Certain of the rate reductions resulting from the Balanced Budget Act of 1997 are being mitigated by the Balanced Budget Refinement Act of 1999 and will be further mitigated by the Benefits Improvement Protection Act of 2000. It is estimated that the Benefits Improvement Protection Act of 2000 will provide approximately $35 billion in funding restorations to Medicare healthcare providers over a period of five years, approximately one-third of which will go to hospitals. Exclusive of Health Choice, the percentage of our net revenue related to Medicare and Medicaid was approximately 35.1% for the nine months ended June 30, 2001.

         Our net revenue also is affected by the trend toward performing more services on an outpatient basis due to advances in medical technology and pharmacology as well as cost containment pressures from Medicare, Medicaid, managed care organizations and other sources of revenue. Approximately 35.7% of our gross patient revenue during the nine months ended June 30, 2001 was generated from outpatient procedures.

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

         The second transaction was effective October 15, 1999, when we acquired ten acute care hospitals and other related facilities and assets from Tenet Healthcare Corporation for approximately $431.8 million in cash and approximately $41.2 million in assumed liabilities. We have reached an agreement with Tenet on net working capital acquired in the transaction with the exception of adjustments relating to certain matters. The effect of the adjustment for these remaining matters, if any, is not expected to be material and would result in a reduction in goodwill recognized in the Tenet transaction.

         Concurrent with the Tenet transaction, a company formed by members of our management to acquire and operate hospitals and related businesses was merged with and into a wholly owned subsidiary of our company. In the merger, stockholders of this company received shares of our common stock and preferred stock with a total value of approximately $9.5 million.

         The Tenet transaction and merger with a company formed by members of our management were accounted for using the purchase method of accounting. The operating results of these acquired companies have been included in our accompanying unaudited condensed and consolidated statements of operations from the October 15, 1999 date of acquisition.

DISCONTINUED OPERATIONS

         Our financial results from continuing operations do not include the results of operations of Clinicare, our physician practice operations consisting of 31 physicians in 13 offices. We are exiting this business and are in the process of selling the assets of our physician practices and closing our practice support offices. Net revenue and expenses associated with these operations have been reclassified to discontinued operations. During the three months and nine months ended June 30, 2000, we incurred earnings of $800,000 and losses of $2.1 million, respectively, from our discontinued physician practice operations. During the three months ended June 30, 2001, $1.0 million of previously recorded loss accruals were reversed due to discontinuing these operations to date at costs that were less than previously estimated.

SELECTED OPERATING DATA

         The following table sets forth selected operating data for each of the periods presented. The operating data include the Tenet hospitals from October 15, 1999, their date of acquisition.

                                                                     (UNAUDITED)                     (UNAUDITED)
                                                                    THREE MONTHS                     NINE MONTHS
                                                                   ENDED JUNE 30,                   ENDED JUNE 30,
                                                               2001            2000               2001           2000
                                                               ----            ----               ----           ----
        Number of hospitals at end of period .........             14              15                14              15
        Licensed beds at end of period ...............          2,588           2,684(a)          2,588           2,684(a)
        Beds in service at end of period .............          2,152           2,194(a)          2,152           2,194(a)
        Average length of stay (days) (b) ............           4.24            4.43              4.35            4.48
        Occupancy rates (average beds in service)(c) .           42.6%           42.6%             45.3%           43.9%
        Admissions (d) ...............................         19,854          18,725            61,447          55,056
        Adjusted admissions (e) ......................         32,679          31,584            98,834          90,163
        Patient days (f) .............................         84,083          82,863           267,269         246,686
        Adjusted patient days (e) ....................        134,296         134,879           416,573         391,916

-----------------------------

(a) Includes 118 licensed beds and 71 beds in service at Rocky Mountain Medical Center, opened on April 10, 2000 and closed on June 2, 2001.

(b) Represents the average number of days that a patient stayed in our hospitals.

(c) Excludes 71 beds in service at Rocky Mountain Medical Center. If these beds were included, the occupancy rate would have been 42.1% and 41.7% for the three months ended June 30, 2001 and 2000, respectively, and 44.5% and 43.5% for the nine months ended June 30, 2001 and 2000, respectively.

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

                                                THREE MONTHS ENDED JUNE 30,     NINE MONTHS ENDED JUNE 30,
                                                ---------------------------     --------------------------
                                                    2001            2000          2001            2000
                                                    ----            ----          ----            ----
        Net revenue ......................          100.0%         100.0%         100.0%         100.0%

        Salaries and benefits ............           36.5           35.7           35.5           34.4
        Supplies .........................           16.0           15.0           15.0           15.2
        Other operating expenses .........           31.0           29.1           29.2           28.1
        Provision for bad debts ..........            8.6            7.1            8.3            7.2
                                                ----------------------------------------------------------
        Total operating expenses .........           92.1           86.9           88.0           84.9
                                                ----------------------------------------------------------
            EBITDA(a) ....................            7.9           13.1           12.0           15.1
        Depreciation and amortization ....            5.7            6.1            6.0            5.6
        Interest, net ....................            7.3            7.7            7.4            7.5
        Minority interests ...............            0.1            0.1             --             --
        Provision for asset revaluation,
            closure and other costs ......            7.6             --            2.5             --
        Recapitalization costs ...........             --             --             --            0.6
                                                ----------------------------------------------------------
        Earnings (loss) from continuing
            operations before income taxes          (12.8)          (0.8)          (3.9)           1.4
        Income tax expense ...............             --             --             --            0.5
                                                ----------------------------------------------------------
        Earnings (loss) from continuing
            operations ...................          (12.8)          (0.8)          (3.9)           0.9
        Earnings (loss) from discontinued
            operations ...................            0.5            0.4            0.1           (0.3)
                                                ----------------------------------------------------------
        Net earnings (loss) ..............          (12.3)%         (0.4)%         (3.8)%          0.6%
                                                ----------------------------------------------------------


     (a) EBITDA represents earnings from continuing operations before interest expense, minority interests, income taxes, provision for asset revaluation, closure and other costs, recapitalization costs and depreciation and amortization. Although EBITDA should not be considered in isolation or as a substitute for net earnings, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States, management understands that EBITDA is commonly used to evaluate a company's financial performance, especially in evaluating healthcare companies. EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

         Net revenue for the three months ended June 30, 2001 was $217.0 million, an increase of $6.1 million, or 2.9%, from $210.9 million for the same period in 2000. The increase in net revenue consisted of a $12.5 million increase due to increasing volume and net revenue growth in our hospital operations, which we refer to as our acute care service segment in our financial statements, and Health Choice. Offsetting a portion of this increase was a reduction to net revenue of $6.35 million during the three months ended June 30, 2001 for certain managed care valuation allowances. During the three months ended June 30, 2001, net revenue was reduced by a $4.5 million valuation allowance to provide for healthcare service claims currently in dispute with managed care organizations and other third-party payors. These claims resulted from services rendered to patients in previous quarters and were considered valid claims for reimbursement. We substantially completed an information systems conversion in 2000. Certain managed care and other claims submitted during the conversion period were denied, in whole or in part, by third-party payors as being improperly submitted. Although we are appealing these denials and believe the claims should be paid, the allowance was provided to report the claims at their current estimated net realizable value. Also, we terminated a capitated contract with a managed care organization at one of our Phoenix hospitals in March 2001. A provision of $1.85 million to reduce net revenue in the quarter was recognized due to disputes that have arisen relating to costs associated with patients previously covered under that capitated contract.

         Net revenue from our hospital operations for the three months ended June 30, 2001 was $189.0 million, an increase of $1.2 million, or .6%, from $187.8 million for the same period in 2000. Net revenue from Rocky Mountain Medical Center increased $1.5 million from $1.7 million for the three months ended June 30, 2000 to $3.2 million for the same period in 2001. Rocky Mountain Medical Center was closed on June 2, 2001, as discussed below. Excluding Rocky Mountain Medical Center and the $6.35 million managed care valuation allowances noted above, the increase in net revenue of $6.1 million was due primarily to volume growth and, to a lesser extent, price increases in our hospital operations. The increase in net revenue and volume growth was negatively affected by a decline in both net revenue and volume in the hospital operations in one of our markets. Net revenue in this market declined $6.0 million and admissions declined by 553 during the quarter ended June 30, 2001 compared to the same quarter in 2000. The decline in net revenue and volume in this market was due primarily to the closure of a sub-acute unit, the lack of availability of anesthesia coverage which negatively impacted surgical procedures and turnover in management at certain of the hospitals. Since June 30, 2001, the issues with anesthesia coverage have been corrected and we are in the process of putting new leadership in place for our hospital operations in that market. The increase in volume in our other markets was attributable largely to our increased focus on improving physician relations and communications, physician recruitment, new services, facility improvements and population growth in our primary service areas.

         Admissions, excluding Rocky Mountain Medical Center, increased 5.3% from 18,605 for the three months ended June 30, 2000 to 19,590 for the same period in 2001, and patient days, excluding Rocky Mountain Medical Center, increased 0.9% from 82,372 for the three months ended June 30, 2000 to 83,119 for the same period in 2001. Adjusted admissions, excluding Rocky Mountain Medical Center, increased 3.3% from 31,233 for the three months ended June 30, 2000 to 32,248 for the same period in 2001 and adjusted patient days, excluding Rocky Mountain Medical Center, decreased 0.9% from 133,977 for the three months ended June 30, 2000 to 132,719 for the same period in 2001. These changes in volume were negatively impacted during the quarter ended June 30, 2001 by the results from one of our markets, as discussed above. Excluding Rocky Mountain Medical Center, the average length of stay resulting from admissions and patient days decreased 4.2% from 4.43 days for the three months ended June 30, 2000 to
4.24 days for the same period in 2001. This decrease in length of stay was attributable in part to improved case management and growth in services requiring shorter length of stays.

         Net revenue from Health Choice was $28.0 million for the three months ended June 30, 2001, an increase of $4.9 million, or 21.2%, from $23.1 million in the same period in 2000. Covered lives under this prepaid Medicaid plan have increased from 38,304 at June 30, 2000 to 44,562 at June 30, 2001, an increase of 16.3%. The increase in covered lives has positively impacted Health Choice net revenue for the three months ended June 30, 2001 compared to the prior year period.

         Operating expenses increased $16.4 million from $183.4 million for the three months ended June 30, 2000 to $199.8 million for the three months ended June 30, 2001. Operating expenses as a percentage of net revenue were 92.1% for the three months ended June 30, 2001, compared to 86.9% for the three months ended June 30, 2000. Excluding Rocky Mountain Medical Center and the effect of the $6.35 million managed care valuation allowances as a reduction of net revenue, operating expenses as a percentage of net revenue were 87.8% for the three months ended June 30, 2001 and 85.5% for the three months ended June 30, 2000.

         Operating expenses from our hospital operations for the three months ended June 30, 2001 were $172.6 million, an increase of $11.4 million, or 7.1%, from $161.2 million for the three months ended June 30, 2000. Approximately $1.9 million of the increase was due to Rocky Mountain Medical Center. Excluding Rocky Mountain Medical Center and the managed care valuation allowances, operating expenses from our hospital operations as a percentage of net revenue were 86.4% for the three months ended June 30, 2001 compared to 84.1% for the three months ended June 30, 2000. This increase was due primarily to a decline in net revenue in one of our markets and a combination of increased salaries and benefits expense and provision for bad debts as a percentage of net revenue for the three months ended June 30, 2001 compared to the same period in 2000. Salaries and benefits expense as a percentage of net revenue increased .9% from period to period primarily due to an increased level of temporary staffing in certain of our markets where volume has been growing compared to the same period in the prior year. Provision for bad debts as a percentage of net revenue increased 1.4% from period to period primarily due to significant self-pay inpatient volume principally through our emergency room services and an increase in self-pay accounts receivable resulting from balances due after insurance payments, such as deductibles and co-insurance.

         We opened Rocky Mountain Medical Center in Salt Lake City, Utah on April 10, 2000 with 118 licensed beds and 71 beds in service. Our census levels and net revenue were slow to grow and significantly lower than we expected prior to opening the hospital primarily as a result of what we believe to be exclusionary contracting practices pursued in the Salt Lake City market by a competitor. We believe these exclusionary contracting practices had a material adverse effect on the business and operations of Rocky Mountain Medical Center by precluding certain significant managed care companies from contracting with Rocky Mountain Medical Center, thereby preventing certain physicians and patients from using this facility. On August 18, 2000, we filed a lawsuit against the competitor seeking damages and other remedies. The lawsuit is currently pending.

         We negotiated managed care contracts that became effective January 1, 2001 with two large managed care plans in the Salt Lake City market. We believe these managed care plans previously did not contract with Rocky Mountain Medical Center because of the exclusionary contracting practices of our competitor. We completed operating room modifications that enabled us to perform orthopedic procedures and began providing new cardiology, obstetric and neonatal services in January 2001. Primarily as a result of these new contracts and services, our average daily census increased to 17 during the three months ended March 31, 2001 compared to less than ten for the three months ended December 31, 2000. However, our census level did not continue to grow due to a number of factors, including slower than expected growth and utilization of services, including obstetric and cardiology services, competition and, we believe, the continuing impact of the exclusionary contracting practices noted above. As a result, we closed Rocky Mountain Medical Center on June 2, 2001 and recorded asset revaluation and closure costs of $11.9 million during the three months ended June 30, 2001, as discussed below.

         We incurred operating expenses of $6.5 million during the three months ended June 30, 2001, at Rocky Mountain Medical Center, consisting of $2.1 million in salaries and benefits, $1.3 million in supplies, $700,000 in provision for bad debts and $2.4 million in other operating expenses. During the three months ended June 30, 2000, we incurred operating expenses of $4.6 million at Rocky Mountain Medical Center, consisting of $2.2 million in salaries and benefits, $300,000 in supplies, $300,000 in provision for bad debts and $1.8 million in other operating expenses. Other operating expenses included costs for purchased services, rents and leases, utilities, marketing, insurance and other expenses, including approximately $320,000 of professional fees associated with the lawsuit noted above which were incurred during the three months ended June 30, 2001.

         Operating expenses for Health Choice increased $5.0 million during the three months ended June 30, 2001 compared to the same period in 2000 due to the incremental cost of increased enrollment. Operating expenses as a percentage of net revenue for Health Choice were 97.3% for the three months ended June 30, 2001 compared to 96.0% for the three months ended June 30, 2000.

         EBITDA was $17.2 million, or 7.9% of net revenue, for the three months ended June 30, 2001, compared to $27.5 million, or 13.1% of net revenue, for the three months ended June 30, 2000. Excluding results from Rocky Mountain Medical Center and the managed care valuation allowances, net revenue and EBITDA were $220.2 million and $26.8 million, respectively, for the three months ended June 30, 2001, resulting in an EBITDA margin of 12.2%. Excluding results from Rocky Mountain Medical Center, net revenue and EBITDA were $209.2 million and $30.4 million, respectively, for the three months ended June 30, 2000, resulting in an EBITDA margin of 14.5%.

         EBITDA for hospital operations, excluding Rocky Mountain Medical Center and the managed care valuation allowances, was $26.1 million, or 13.6% of net revenue, for the three months ended June 30, 2001, compared to $29.5 million, or 15.9% of net revenue, for the three months ended June 30, 2000. The decline in the EBITDA margin for hospital operations, excluding the effect of Rocky Mountain Medical Center and the managed care valuation allowances, was due primarily to a decline in the net revenue in one of our markets and increases in salaries and benefits expense and provision for bad debts as noted above.

         Health Choice, our Medicaid managed health plan, has a significantly lower EBITDA margin than hospital operations. EBITDA for Health Choice was $800,000, or 2.7% of net revenue, for the three months ended June 30, 2001, compared to $900,000, or 4.0% of net revenue, for the three months ended June 30, 2000. The EBITDA decline was due primarily to increased costs of delivering medical services to members.

         Interest expense decreased $400,000 from $16.1 million for the three months ended June 30, 2000 to $15.7 million for the three months ended June 30, 2001 due to interest rate decreases.

         We recorded no provision for income taxes for the three months ended June 30, 2001 and 2000 due to the uncertainty of realizing a tax benefit related to the losses incurred.

          We recorded no preferred stock dividends or accretion during the three months ended June 30, 2001, compared to preferred stock dividends and accretion of $6.6 million recorded during the three months ended June 30, 2000. The preferred stock, which was exchanged for shares of our common stock on the basis of ten common shares for each preferred share in October 2000, was mandatorily redeemable and dividends were payable in shares of our common stock. The preferred stock was exchanged for common stock without benefit to the preferred stockholders of the accrued dividends, therefore, the accrual of dividends was reversed in the first quarter of fiscal 2001. Net loss attributable to common stockholders after the effect of the preferred stock dividends and accretion for the three months ended June 30, 2001 was $26.7 million compared to a net loss of $7.4 million for the same period in 2000.

NINE MONTHS ENDED JUNE 30, 2001 COMPARED TO NINE MONTHS ENDED JUNE 30, 2000

         Net revenue for the nine months ended June 30, 2001 was $669.0 million, an increase of $59.9 million, or 9.8%, from $609.1 million for the nine months ended June 30, 2000. Approximately $22.8 million of the increase in net revenue was due to the three months ended December 31, 2000 including a full three months of net revenue for the Tenet facilities and Health Choice compared to the prior year period, which included the results of operations for the Tenet facilities and Health Choice from their acquisition date, October 15, 1999. The remaining $37.1 million increase consisted of a $43.5 million increase in net revenue due to increasing volume and net revenue growth in our hospital operations and Health Choice, offset by a reduction to net revenue of $6.35 million during the nine months ended June 30, 2001 for managed care valuation allowances, as discussed above.

         Net revenue from our hospital operations for the nine months ended June 30, 2001 was $588.3 million, an increase of $44.4 million, or 8.2%, from $543.9 million for the nine months ended June 30, 2000. Approximately $19.5 million of the increase was due to the results of the Tenet hospital facilities being included for a full three months for the quarter ended December 31, 2000. Net revenue from Rocky Mountain Medical Center increased $11.2 million from $1.7 million for the nine months ended June 30, 2000 to $12.9 million for the same period in 2001 due to the opening of this facility on April 10, 2000. As discussed above, we closed Rocky Mountain Medical Center on June 2, 2001. The remaining increase in net revenue was due primarily to volume growth and, to a lesser extent, price increases in our hospital operations. The increase in volume was attributable largely to our increased focus on improving physician relations and communications, physician recruitment, new services, facility improvements and population growth in our primary service areas. Our net revenue was reduced by $6.35 million during the three months ended June 30, 2001 for managed care valuation allowances, as discussed above. During a portion of the nine months ended June 30, 2001, we had a significant capitated Medicare contract in our Phoenix market under which we received specific fixed periodic payments based on the number of members of the organization we served, regardless of the actual costs incurred. During the three months ended March 31, 2001, our net revenue was negatively impacted by approximately $1.9 million as a result of an increase in utilization and other costs under this contract without corresponding increases in net revenue. Effective March 1, 2001, we restructured this contract to a per-diem arrangement under which we will generally be paid a fixed payment for each day a patient under this contract receives care in our hospitals.

         Admissions, excluding Rocky Mountain Medical Center, increased 10.2% from 54,936 for the nine months ended June 30, 2000 to 60,530 for the same period in 2001, and patient days, excluding Rocky Mountain Medical Center, increased 7.2% from 246,195 for the nine months ended June 30, 2000 to 263,974 for the same period in 2001. Adjusted admissions, excluding Rocky Mountain Medical Center, increased 8.3% from 89,812 for the nine months ended June 30, 2000 to 97,255 for the same period in 2001 and adjusted patient days, excluding Rocky Mountain Medical Center, increased 5.1% from 391,014 for the nine months ended June 30, 2000 to 410,899 for the same period in 2001. Assuming that the acquisition of the Tenet hospital facilities on October 15, 1999 was effective as of October 1, 1999, admissions, patient days, adjusted admissions and adjusted patient days, excluding Rocky Mountain Medical Center, would have increased 6.2%, 3.1%, 4.6% and 1.2%, respectively. Excluding Rocky Mountain Medical Center, the average length of stay resulting from admissions and patient days decreased 2.7% from 4.48 days for the nine months ended June 30, 2000 to
4.36 days for the same period in 2001. This decrease in length of stay was attributable in part to improved case management and growth in services requiring shorter length of stays.

         Net revenue from Health Choice was $80.6 million for the nine months ended June 30, 2001, an increase of $15.5 million, or 23.8%, from $65.1 million in the same period in 2000. Approximately $3.3 million of the increase is due to the results of the Health Choice business segment being included for a full three months for the quarter ended December 31, 2000. Additionally, covered lives under this prepaid Medicaid plan have increased 16.3% from June 30, 2000 to June 30, 2001, as noted above. The increase in covered lives has positively impacted Health Choice net revenue for the nine months ended June 30, 2001 compared to the prior year period.

         Operating expenses increased $71.5 million from $516.9 million for the nine months ended June 30, 2000 to $588.4 million for the nine months ended June 30, 2001. Operating expenses as a percentage of net revenue were 88.0% for the nine months ended June 30, 2001 and 84.9% for the nine months ended June 30, 2000. Excluding Rocky Mountain Medical Center and the effect of the $6.35 million managed care valuation allowances as a reduction of net revenue, operating expenses as a percentage of net revenue were 85.6% for the nine months ended June 30, 2001 and 84.0% for the nine months ended June 30, 2000.

         Operating expenses from our hospital operations for the nine months ended June 30, 2001 were $510.9 million, an increase of $56.5 million, or 12.4%, from $454.4 million for the nine months ended June 30, 2000. Approximately $18.6 million of the increase, consisting of $8.7 million in salaries and benefits, $1.8 million in supplies, $400,000 in provision for bad debts and $7.7 million in other operating expenses, was due to the results of the Tenet hospital facilities being included for a full three months for the quarter ended December 31, 2000. Of the remaining $37.9 million increase in operating expenses, $15.0 million was due to increase in the operating expenses of Rocky Mountain Medical Center and $22.9 million was due primarily to the volume growth in our hospital operations and increases in labor costs, including increased use of contract labor.

         Excluding Rocky Mountain Medical Center and the managed care valuation allowances, operating expenses from our hospital operations as a percentage of net revenue were 84.2% for the nine months ended June 30, 2001 compared to 82.6% for the nine months ended June 30, 2000. This increase was due primarily to a combination of increased salaries and benefits expense and provision for bad debts as a percentage of net revenue for the nine months ended June 30, 2001 compared to the same period in 2000. Salaries and benefits expense as a percentage of net revenue increased 1.3% from period to period primarily due to general wage inflation, an increased level of temporary staffing in certain of our markets where volume has been growing and increased staffing at our corporate office compared to the same period in the prior year. Corporate salaries and wages increased by approximately $1.1 million for the nine months ended June 30, 2001, compared to the same period in 2000, as a result of building our corporate support infrastructure. Provision for bad debts as a percentage of net revenue increased 0.9% from period to period primarily due to significant self-pay inpatient volume principally through our emergency room services and an increase in self-pay accounts receivable resulting from balances due after insurance payments, such as deductibles and co-insurance.

         During the nine months ended June 30, 2001, Rocky Mountain Medical Center generated net revenue of $12.9 million and incurred operating expenses of $21.4 million, resulting in a loss before interest, taxes, depreciation and amortization of $8.5 million. During the nine months ended June 30, 2000, Rocky Mountain Medical Center generated net revenue of $1.7 million and incurred operating expenses of $6.4 million, resulting in a loss before interest, taxes, depreciation and amortization of $4.7 million. We incurred operating expenses of $21.4 million during the nine months ended June 30, 2001 at Rocky Mountain Medical Center, consisting of $7.8 million in salaries and benefits, $2.6 million in supplies, $2.7 million in provision for bad debts and $8.3 million in other operating expenses. We incurred operating expenses of $6.4 million during the nine months ended June 30, 2000 at Rocky Mountain Medical Center, consisting of $2.8 million in salaries and benefits, $500,000 in supplies, $300,000 in provision for bad debts and $2.8 million in other operating expenses. Other operating expenses included costs for purchased services, rents and leases, utilities, marketing, insurance and other expenses, including approximately $900,000 of professional fees incurred during the nine months ended June 30, 2001 associated with the lawsuit we have filed with respect to Rocky Mountain Medical Center.

         Operating expenses for Health Choice increased $15.0 million during the nine months ended June 30, 2001 compared to the same period in 2000 due to the incremental cost of increased enrollment and the fact Health Choice was acquired effective October 15, 1999 and therefore did not have a full nine months of expenses in the prior period. Operating expenses as a percentage of net revenue for Health Choice were comparable at 96.1% for the nine months ended June 30, 2001 and 96.0% for the nine months ended June 30, 2000.

         EBITDA was $80.5 million, or 12.0% of net revenue, for the nine months ended June 30, 2001, compared to $92.2 million, or 15.1% of net revenue, for the nine months ended June 30, 2000. Excluding results from Rocky Mountain Medical Center and the managed care valuation allowances, net revenue and EBITDA were $662.4 million and $95.4 million, respectively, for the nine months ended June 30, 2001, resulting in an EBITDA margin of 14.4%, and $607.4 million and $96.9 million, respectively, for the nine months ended June 30, 2000, resulting in an EBITDA margin of 16.0%.

         EBITDA for hospital operations, excluding Rocky Mountain Medical Center and the managed care valuation allowances, was $92.2 million, or 15.9% of net revenue, for the nine months ended June 30, 2001, compared to $94.3 million, or 17.4% of net revenue, for the nine months ended June 30, 2000. Assuming that the acquisition of the Tenet hospital facilities on October 15, 1999 was effective as of October 1, 1999, EBITDA for hospital operations, excluding Rocky Mountain Medical Center, for the nine months ended June 30, 2000 would have been $93.1 million, or 16.6% of net revenue.

          Health Choice, our Medicaid managed health plan, has a significantly lower EBITDA margin than hospital operations. EBITDA for Health Choice was $3.1 million, or 3.9% of net revenue, for the nine months ended June 30, 2001, compared to $2.6 million, or 4.0% of net revenue, for the nine months ended June 30, 2000. Assuming that the acquisition of Health Choice on October 15, 1999 was effective as of October 1, 1999, the EBITDA margin for Health Choice for the nine months ended June 30, 2000 would have been 3.8% of net revenue.

         Depreciation and amortization expense increased $6.1 million from $34.2 million for the nine months ended June 30, 2000 to $40.3 million for the nine months ended June 30, 2001 due to the acquisition of the Tenet facilities on October 15, 1999, the depreciation of assets associated with Rocky Mountain Medical Center while in operation and the depreciation of information systems equipment that was acquired during or subsequent to fiscal year 2000.

         Interest expense increased $4.0 million from $45.6 million for the nine months ended June 30, 2000 to $49.6 million for the nine months ended June 30, 2001 due to the timing of borrowings of $560.0 million associated with the acquisition of the Tenet hospitals and the recapitalization of the Paracelsus hospitals in October 1999 and increased borrowings during the nine months ended June 30, 2001.

         We incurred legal, accounting and other related costs of $3.5 million during the nine months ended June 30, 2000 related to the recapitalization transaction.

         We recorded no provision for income taxes for the nine months ended June 30, 2001 due to the uncertainty of realizing a tax benefit related to the losses incurred. We recorded a provision for income taxes for the nine months ended June 30, 2000, of $2.9 million, or approximately 33% of earnings from continuing operations before income taxes.

         We recorded a reversal of preferred stock dividends of $25.3 million during the nine months ended June 30, 2001, compared to preferred stock dividends and accretion of $18.8 million recorded during the nine months ended June 30, 2000. The preferred stock, which was exchanged for shares of our common stock on the basis of ten common shares for each preferred share in October 2000, was mandatorily redeemable and dividends were payable in shares of our common stock. The preferred stock was exchanged for common stock without benefit to the preferred stockholders of the accrued dividends, therefore, the accrual of dividends was reversed in the first quarter of fiscal 2001. Net earnings attributable to common stockholders after the effect of the preferred stock dividends and accretion for the nine months ended June 30, 2001 was $20,000 compared to a net loss of $15.1 million for the same period in 2000.

ASSET REVALUATION, CLOSURE AND OTHER COSTS

ASSET REVALUATION

          During the quarter ended June 30, 2001, we closed Rocky Mountain Medical Center and recorded a pre-tax asset revaluation charge of approximately $2.8 million related to the closure and revaluation of net assets in conjunction with their classification as held for sale.

         At June 30, 2001, Rocky Mountain Medical Center net assets held for sale and expected to be sold within the next 12 months totaled approximately $24.1 million, net of the asset revaluation allowance. There can be no assurance, however, that we will recover the entire amount.

         Net revenue and pre-tax losses from Rocky Mountain Medical Center were $3.2 million and $4.9 million for the three months ended June 30, 2001 and $1.7 million and $3.7 million for the three months ended June 30, 2000. Net revenue and pre-tax losses from Rocky Mountain Medical Center were $12.9 million and $14.2 million for the nine months ended June 30, 2001 and $1.7 million and $5.7 million for the nine months ended June 30, 2000.

CLOSURE COSTS

         During the quarter ended June 30, 2001, we adopted and implemented an exit plan and recorded pre-tax closure charges of approximately $9.1 million with respect to the closure of Rocky Mountain Medical Center. These charges were comprised of approximately $1.5 million in severance and related costs, $3.5 million in facility and lease termination costs, $2.4 million in contract termination costs and $1.7 million in other exit costs. These closure plans include the involuntary termination of approximately 200 hospital and business office personnel, which are expected to be completed by September 30, 2001. During the quarter ended June 30, 2001, we paid approximately $700,000 in severance and related costs, $300,000 in facility and lease termination costs, $100,000 in contract termination costs and $50,000 in other costs related to closure of Rocky Mountain Medical Center. At June 30, 2001, accrued closure costs totaled approximately $7.9 million and consisted of approximately $800,000 in severance and related costs, $3.2 million in facility and lease termination costs, $2.3 million in contract termination costs and $1.6 million in other costs. We estimate that approximately $5.9 million of the remaining accrued closure costs will be paid during the next 12 months. The remaining $2.0 million relates primarily to long-term facility and lease commitments.

OTHER COSTS

         We recorded employee severance costs of $2.5 million during the quarter ended June 30, 2001 related to management severance and the termination of employees in one of our markets.

         During the quarter ended June 30, 2001, we recorded costs of $2.2 million to write-off deferred initial public offering costs. On January 22, 2001 we filed a Registration Statement on Form S-1 with the Securities and Exchange Commission, which was amended on February 13, 2001 and March 6, 2001, to register the sale of our common stock through an underwritten public offering. On March 9, 2001, we postponed the initial public offering of our common stock.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2001, we had $89.9 million in working capital, compared to $65.0 million at September 30, 2000, an increase of $24.9 million. We generated cash of $21.3 million in operating activities during the nine months ended June 30, 2001, compared to using $56.7 million of cash in operating activities during the nine months ended June 30, 2000. During the nine months ended June 30, 2001, the increase in working capital was due primarily to reclassification of $24.1 million of Rocky Mountain Medical Center assets as assets held for sale at June 30, 2001. Net accounts receivable increased $5.2 million from $146.7 million at September 30, 2000 to $151.9 million at June 30, 2001 and amounted to approximately 70 days of net revenue outstanding at June 30, 2001 and September 30, 2000. The increase in net accounts both receivable at June 30, 2001 was due to a combination of the growth in our business, the seasonality of our business and slower payments from insurance companies and other third party payors. Prepaid expenses and other current assets increased $5.2 million from

$12.6 million at September 30, 2000 to $17.8 million at June 30, 2001 due in part to increased Health Choice receivables from the Arizona Health Care Cost Containment System.

         Our investing activities used $28.8 million during the nine months ended June 30, 2001. Capital expenditures for the nine months ended June 30, 2001 were approximately $29.3 million, including capital expenditures of $10.1 million for information systems, $4.2 million for equipment and improvements at Rocky Mountain Medical Center, $2.2 million for the purchase of land at one of our hospitals and $2.0 million for renovation and expansion of the emergency room and outpatient services area at one of our hospitals. We have forecasted capital expenditures for the remainder of fiscal 2001 of approximately $12.3 million, including $3.5 million for expansion and renovation at our facilities, $8.0 million for new and replacement equipment at our facilities and $800,000 for continued implementation and integration of our information systems. The capital expenditures forecast for 2001 is based upon our analysis of various factors, many of which are beyond our control, and we cannot assure you that our capital expenditures will not exceed forecasted amounts.

         Financing activities during the nine months ended June 30, 2001 provided net cash of $12.2 million due primarily to borrowings under our bank credit facility, the issuance of common stock and sales of limited partnership units in one of our subsidiaries. During the nine months ended June 30, 2001, we borrowed $124.0 million pursuant to the terms of our bank credit facility, repaid $5.9 million in outstanding borrowings pursuant to the terms of our bank credit facility and capital lease obligations and made voluntary prepayments of $109.5 million pursuant to the terms of our revolving credit facility. During the next twelve months, we are required to repay $12.5 million under our bank credit facility. During the nine months ended June 30, 2001, we received proceeds of $1.9 million from the issuance of an aggregate of 199,486 shares of common stock to certain of our existing stockholders. On February 1, 2001, we sold limited partnership units in our subsidiary that owns Odessa Regional Hospital to third party investors, including physicians, for net proceeds of $1.9 million. The net proceeds of this equity sale will be used to fund a portion of the expansion of the hospital, which is expected to be completed within 12 to 18 months. As a result of this sale, we own approximately 88.7% of the equity in this subsidiary.

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

         At June 30, 2001, amounts outstanding under the tranche A and tranche B term loans were $75.0 million and $246.3 million, respectively, and we had $14.5 million outstanding under our revolving credit facility. The revolving credit facility includes a $75.0 million sub-limit for letters of credit that may be issued by us and, at June 30, 2001, we had issued $34.6 million in letters of credit. The loans under the bank credit facility bear interest at variable rates at specified margins above either the agent bank's alternate base rate or its reserve-adjusted Eurodollar rate. The weighted average interest rate of outstanding borrowings under the bank credit facility was approximately 10.0% at June 30, 2001. At August 13, 2001, we had drawn $14.5 million under our revolving credit facility and had issued $34.6 million in letters of credit, resulting in remaining availability under the revolving credit facility of $75.9 million.

         On October 13, 1999, we issued $230.0 million of 13% senior subordinated notes due 2009. On May 25, 2000, we exchanged all of our outstanding 13% senior subordinated notes due 2009 for 13% senior subordinated exchange notes due 2009 that have been registered under the Securities Act of 1933, as amended. The notes are unsecured obligations and are subordinated in right of payment to all of our existing and future senior indebtedness. If a change in control occurs, as defined in the indenture, each holder of the notes will have the right to require us to repurchase all or any part of that holder's notes in cash at 101% of the aggregate principal amount of notes repurchased plus accrued and unpaid interest to the date of purchase. Except with respect to a change of control, we are not required to make mandatory redemption or sinking fund payments with respect to the notes. At June 30, 2001, all of the subsidiaries fully and unconditionally guaranteed the notes on a joint and several basis. The indenture for the notes contains certain covenants, including but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, dividends and our ability to merge or consolidate.

         Our liquidity and capital resources have been negatively affected by Rocky Mountain Medical Center, which was closed on June 2, 2001. During the nine months ended June 30, 2001, at Rocky Mountain Medical Center we incurred operating losses of $14.2 million, made capital expenditures of $4.2 million and recorded asset revaluation and closure costs of $11.9 million as discussed above. During the quarter and nine months ended June 30, 2001, we paid approximately $700,000 in severance and related costs, $300,000 in facility and lease termination costs, $100,000 in contract termination costs and $50,000 in other exit costs related to the closure of Rocky Mountain Medical Center. We estimate that approximately $5.9 million of the remaining accrued closure costs at June 30, 2001 will be paid during the next 12 months.

         We recorded employee severance costs of $2.5 million during the quarter ended June 30, 2001 related to management severance and the termination of employees in one of our markets. As of June 30, 2001, we had paid approximately $550,000 of these costs.

         On January 22, 2001, we filed a Registration Statement on Form S-1 with the Securities and Exchange Commission, which was amended on February 13, 2001 and March 6, 2001, to register the sale of up to 13,350,000 shares of our common stock, plus up to an additional 2,002,500 shares pursuant to the underwriters' over-allotment options, through an underwritten public offering. On March 9, 2001, we postponed the initial public offering of our common stock. However, we have expensed offering costs incurred. As of June 30, 2001, we have paid approximately $800,000 of costs incurred in conjunction with filing the Registration Statement, and expect to pay up to $1.4 million of additional costs during the remainder of fiscal 2001.

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

         Subsequent to the recapitalization transaction, Paracelsus filed a petition for relief pursuant to Chapter 11 of the United States Bankruptcy Code. In October 2000, Paracelsus filed with the United States Bankruptcy Court a Disclosure Statement and a Plan of Reorganization under Chapter 11 of the Bankruptcy Code. We filed timely objections and proofs of claim against Paracelsus. In response to our objections and proofs of claim, and in exchange for our agreement to withdraw our objections to its Plan of Reorganization, we negotiated a resolution with Paracelsus whereby Paracelsus agreed that the restructured debtor would assume all indemnification obligations of Paracelsus under our recapitalization agreement. The bankruptcy court confirmed this plan on June 27, 2001. We also continue to have indemnification rights against other subsidiaries of Paracelsus that are also parties to our recapitalization agreement, which rights are not affected by the bankruptcy proceeding.

         We have provided performance guaranties in the form of a surety bond in the amount of $9.4 million and a letter of credit in the amount of $6.6 million for the benefit of the Arizona Health Care Cost Containment System to support our obligations under the Health Choice contract to provide and pay for the healthcare services. The amount of the performance guaranty that the Arizona Health Care Cost Containment System requires is based upon the membership in the plan and the related capitation paid to us.

         At July 31, 2001, we had cash and cash equivalents of approximately $6.0 million and at August 13, 2001, approximately $75.9 million available under the revolving credit facility. Based upon the current level of operations and anticipated growth, we believe that cash generated from operations and amounts available under the revolving credit facility will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for the next 12 months. We cannot assure you, however, that our business will generate sufficient cash flow from operations, that future borrowings will be available under our bank credit facility, or otherwise, to enable us to grow our business, service our indebtedness, including the bank credit facility and our senior subordinated exchange notes, or to make anticipated capital expenditures. One element of our business strategy is expansion through the acquisition of hospitals in our existing and new high-growth markets. The completion of acquisitions may result in the incurrence of, or assumption by us, of additional indebtedness. Our future operating performance, ability to service or refinance the senior subordinated exchange notes and ability to service and extend or refinance the bank credit facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         During the nine months ended June 30, 2001, there were no material changes to our quantitative and qualitative disclosures about the market risk associated with financial instruments as described in our Annual Report on Form 10-K for the year ended September 30, 2000. At June 30, 2001, the fair market value of our outstanding senior subordinated exchange notes was approximately $245.0 million, based upon quoted market prices as of that date.

                                     PART II

                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      List of Exhibits:

                  Exhibit 10.1      Employment Agreement dated May 21, 2001 between
                                    IASIS Healthcare Corporation and Ms. Sandra K. McRee

          (b)     Reports on Form 8-K:

                  On May 1, 2001, the Company filed a Current Report on Form 8-K to report that it had issued a press release announcing the date and time of the online simulcast of its fiscal 2001 second quarter earnings conference call.

                  On May 10, 2001, the Company filed a Current Report on Form 8-K to report that it had issued a press release on May 9, 2001 announcing its earnings for the second quarter ended March 31, 2001.

                  On June 1, 2001, the Company filed a Current Report on Form 8-K to report that it had issued a press release announcing the closure of Rocky Mountain Medical Center.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                IASIS HEALTHCARE CORPORATION

Date:  August 14, 2001          By:    /s/ John K. Crawford
                                      ------------------------------------------
                                      John K. Crawford, Executive Vice President
                                           and Chief Financial Officer

                                  EXHIBIT INDEX


          EXHIBIT NO.             DESCRIPTION
          -----------             -----------
             10.1                 Employment Agreement dated May 21, 2001 between
                                  IASIS Healthcare Corporation and Ms. Sandra K. McRee