Form 10-K
period 2001-09-30
IASIS HEALTHCARE CORP
filed 2001-12-21
CIK 1073615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001

OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _________________.

Commission File Number: 333-94521

IASIS HEALTHCARE CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	76-0450619

(State or Other Jurisdiction	(I.R.S. Employer

of Incorporation or Organization)	Identification No.)

113 SEABOARD LANE, SUITE A-200

FRANKLIN, TENNESSEE	37067

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (615) 844-2747

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days YES        NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     As of December 20, 2001, there were 31,932,529 shares of the Registrant’s Common Stock outstanding.

i

IASIS HEALTHCARE CORPORATION

PART I

Item 1. Business.

Company Overview

     We are a leading owner and operator of acute care hospitals that develops and operates networks of medium-sized hospitals in high-growth urban and suburban markets. We operate our hospitals with a strong community focus by offering and developing healthcare services to meet the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans. At September 30, 2001, we owned or leased 14 hospitals with a total of 2,063 beds in service. Our hospitals are located in four regions:

•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida; and

•	three cities in the State of Texas, including San Antonio.

     We also operate five ambulatory surgery centers and a Medicaid managed health plan in Phoenix called Health Choice, serving over 49,000 members at September 30, 2001.

     Our general, acute care hospitals offer a variety of inpatient medical and surgical services commonly available in hospitals, including cardiology, emergency services, general surgery, internal medicine, obstetrics, orthopedics and physical rehabilitation units. In addition, our facilities provide outpatient and ancillary services including outpatient surgery, physical therapy, radiation therapy, radiology and respiratory therapy. Our corporate staff provides a variety of management services to our healthcare facilities, including strategic planning, designing and operating information systems, ethics and compliance programs, contract negotiation and management, accounting, financial and clinical systems, legal support, personnel and employee benefits management, supply and equipment purchasing agreements and resource management.

     Our principal executive offices are located at 113 Seaboard Lane, Suite A-200, Franklin, Tennessee 37067 and our telephone number at that address is (615) 844-2747. Our corporate website address is www.iasishealthcare.com. Information contained on our website is not part of this annual report on Form 10-K.

Formation

     Our company was formed in October 1999 through a series of transactions that were arranged by Joseph Littlejohn & Levy, Inc. and members of our management team. Joseph Littlejohn & Levy is the private equity firm that controls JLL Healthcare, LLC, our largest stockholder. The first transaction was effective October 8, 1999, when Paracelsus Healthcare Corporation and unrelated third parties recapitalized five acute care hospitals in the Salt Lake City, Utah market owned by a subsidiary of Paracelsus. In connection with the recapitalization, JLL Healthcare, LLC and some of our stockholders purchased an aggregate of $125.0 million of the outstanding common stock of the subsidiary of Paracelsus. The subsidiary then repurchased $155.0 million of its common stock from Paracelsus. The recapitalization transaction resulted in Paracelsus retaining a minority interest in the preexisting Paracelsus subsidiary that owned the five acute care hospitals. After the recapitalization, the former Paracelsus subsidiary changed its name to IASIS Healthcare Corporation.

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

Business Strategy

     Our objective is to provide high-quality, cost-effective healthcare services in the select communities we serve. The key elements of our business strategy are:

     •     Increase Our Market Share in High-Growth Markets. Most of our hospitals are located in high-growth markets that are expected to experience population growth rates through 2005 in excess of the national average. We intend to increase our market share in our existing markets through organic growth and selective acquisitions.

     •     Recruit and Retain Quality Physicians. We intend to continue to recruit and retain quality physicians for our medical staffs and maintain their loyalty to our facilities by:

•	equipping our hospitals with technologically advanced equipment;

•	sponsoring training programs to educate physicians on advanced medical procedures;

•	providing physicians with remote access to clinical information through our new information systems; and

•	enhancing physician convenience and access.

We also use our existing physician relationships to recruit new primary care physicians and specialists. In addition, we are establishing local physician advisory committees to work closely with our local management teams and advise us on facility- and market-specific needs and strategies.

     •     Increase Revenue by Expanding Our Services. We analyze demographic and patient data and consult with key physicians and payors to identify and prioritize the healthcare needs of the communities we serve. Examples include:

•	expanding emergency room and surgical capacity;

•	increasing the number of beds in service at our hospitals;

•	upgrading and expanding specialty services, including cardiology, orthopedics and obstetrics;

•	updating our technology in imaging, diagnostic and other medical equipment; and

•	enhancing the convenience and quality of our outpatient services.

     •     Provide High Quality Services. We strive to provide high quality services at each of our facilities. We believe the high quality of our services differentiates our hospitals within their markets and provides us with a competitive advantage.

     •     Focus on Operational Excellence. Our management team has extensive multi-facility operating experience and focuses on operational excellence at our facilities. We believe we can improve our operations and profitability by:

•	implementing case and resource management with a focus on efficient staffing and supply utilization;

•	capitalizing on purchasing efficiencies and reducing operating costs through our relationship with our national group purchasing organizations;

•	using the more accurate, timely and cost-effective clinical and financial information produced by the standardized information systems recently installed at each of our facilities to enhance our management practices; and

•	improving our billing and collection processes to increase cash flow and reduce bad debt expenses.

     •     Continue to Develop Favorable Managed Care Relationships. We plan to increase net revenue derived from managed care payors at our facilities by negotiating more favorable terms with managed care plans and correlating payments with acuity of services. Additionally, enhanced systems implemented in fiscal year 2001 will improve our ability to administer managed care contracts to ensure that claims are adjudicated correctly. In certain markets, we organize our hospitals as networks to strengthen our market presence and more effectively deliver healthcare services, both of which increase our attractiveness to managed care plans.

     •     Continue to Strengthen Local Management Teams. We recruit experienced senior managers to give our hospitals their own dedicated management teams. We believe a strong local management team at each facility, including a chief executive officer, chief financial officer and chief nursing officer, enhances physician and community relations.

     •     Selectively Pursue Acquisitions and Strategic Alliances. We intend to selectively pursue hospital acquisitions in existing and new markets where we believe we can improve the financial and operational performance of the acquired hospital and enhance our regional presence. We intend to target hospitals with 100 to 400 beds. We will focus our new market development efforts in high-growth urban and suburban regions with stable or improving managed care environments. In addition, we will continue to identify opportunities to expand our presence through strategic alliances with other healthcare providers.

Hospital Operations

     Our senior management team has extensive multi-facility operating experience and focuses on maintaining operational excellence at our facilities. At each hospital we operate, we implement policies and procedures to improve the hospital’s operating and financial performance. A hospital’s local management team is generally comprised of a chief executive officer, chief financial officer and chief nursing officer. Local management teams, in consultation with our corporate staff, develop annual operating plans setting forth revenue growth strategies for the expansion of services offered by the hospital and the recruitment of physicians in each community and plans to reduce costs by improving operating efficiencies. We believe that the competence, skills and experience of the management team at each hospital is critical to the hospital’s success because of its role in executing the hospital’s operating plan. Our performance-based compensation program for each local management team is based upon the achievement of qualitative and quantitative goals set forth in the annual operating plan.

     Our hospital management teams are advised by boards of trustees that include members of hospital medical staffs as well as community leaders. The board of trustees establishes policies concerning medical, professional and ethical practices, monitors such practices and is responsible for ensuring that these practices conform to established standards. We maintain quality assurance programs to support and monitor quality of care standards and to meet accreditation and regulatory requirements. We monitor quality of care assessment activities to promote quality patient care on a continuing basis.

     We believe that the ability of our hospitals to meet the healthcare needs of their communities is determined by the quality, skills and compassion of our employees, breadth of our services, level of technology, emphasis on quality of care, level of physician support and convenience for patients and physicians. Factors that affect demand for our services include the size of and growth in local population, local economic conditions, the availability of reimbursement programs such as Medicare and Medicaid and market penetration of managed care programs. Improved treatment protocols as a result of advances in medical technology and pharmacology also affect the nature and demand for healthcare services across the industry, including at our hospitals.

     The following table presents certain unaudited actual and pro forma combined operating statistics for our hospitals:

	2001	2000

Number of hospitals at end of period	14	15

Number of beds in service at end of period	2,063	2,194	(1)

Average daily census(2)	953	930

Average length of stay (days)(3)	4.32	4.46

Occupancy rates (average beds in service)	44.1%	42.9%

Admissions(4)	80,511	76,306

Adjusted admissions(5)	130,502	124,211

Patient days(6)	347,689	340,386

Adjusted patient days(5)	545,781	537,929

Note:	For 2000, the above table includes data for our company for the year ended September 30 and data for the Tenet hospitals for the period from October 1, 1999 through October 15, 1999.

(1)	Includes 71 beds at Rocky Mountain Medical Center, opened April 10, 2000 and closed on June 2, 2001.

(2)	Represents the average number of inpatients in our hospitals each day.

(3)	Represents the average number of days that a patient stayed in our hospitals.

(4)	Represents the total number of patients admitted to our hospitals for stays in excess of 23 hours. Management and investors use this number as a general measure of inpatient volume.

(5)	Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions/patient days by multiplying admissions/patient days by gross patient revenue and then dividing that number by gross inpatient revenue.

(6)	Represents the number of days our beds were occupied over the period.

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

     In addition, inpatient care is shifting increasingly to sub-acute care when a less-intensive, lower cost level of care is appropriate. We have been proactive in the development of a variety of sub-acute inpatient services to utilize a portion of our available capacity. By offering cost-effective sub-acute services in appropriate circumstances, we are able to provide a continuum of care when the demand for such services exists. For example, some of our hospitals have developed physical rehabilitation units. These units utilize less intensive staffing levels with corresponding lower costs to provide a range of services sought by physicians, patients and payors.

Sources of Revenue

     We receive payment for patient services from:

•	the federal government primarily under the Medicare program;

•	state governments under their respective Medicaid programs;

•	health maintenance organizations, preferred provider organizations and other private insurers; and

•	directly from patients.

     The table below presents the approximate percentages of net patient revenue from these sources:

Net Patient Revenue by Payor Source	2001	2000	1999

Medicare	29.4%	29.6%	31.5%

Medicaid	8.5	7.4	6.7

Private managed care	42.2	37.6	–	(1)

Other	19.9	25.4	61.8	(2)

Total(3)	100.0%	100.0%	100.0%

Note:	For 2000, the above table includes data for our company for the year ended September 30, 2000 and data for the Tenet hospitals for the period from October 1, 1999 through October 15, 1999. For 1999, the above table includes data for the Paracelsus hospitals for the nine months ended September 30, 1999 and the Tenet hospitals for the nine months ended August 31, 1999. This data does not include Health Choice.

(1)	The percentage of net patient revenue received from private managed care payors is not available for 1999.

(2)	Includes net patient revenue received from private managed care payors.

(3)	For the fiscal years ended September 30, 2001 and 2000, net patient revenue comprised 85.7% and 87.4%, respectively, of our total net revenue. Net patient revenue as a percentage of total net revenue is not available for 1999.

     Most of our hospitals offer discounts from established charges to private managed care plans if they are large group purchasers of healthcare services. These discount programs limit our ability to increase charges in response to increasing costs. Patients generally are not responsible for any difference between established hospital charges and amounts reimbursed for such services under Medicare, Medicaid, some private insurance plans, health maintenance organizations or preferred provider organizations, but generally are responsible for services not covered by these plans, and exclusions, deductibles or co-insurance features of their coverage. The amount of these exclusions, deductibles and co-insurance generally has been increasing each year. Collecting amounts due from individual patients typically is more difficult than collecting from governmental or private managed care plans.

Competition

     Our facilities and related businesses operate in competitive environments. A number of factors affect our competitive position, including:

•	number, quality and specialties of physicians, nurses and other healthcare professionals;

•	the scope, breadth and quality of services;

•	reputation;

•	managed care contracting relationships;

•	physical condition of facilities and medical equipment;

•	location;

•	availability of parking or proximity to public transportation;

•	charges for services; and

•	ability to form local hospital networks.

     We currently face competition from established, not-for-profit healthcare corporations, investor-owned hospital corporations, large tertiary care centers, specialty hospitals and outpatient service providers such as surgery centers and imaging centers. In the future, we expect to encounter increased competition from companies, like ours, that consolidate hospitals and healthcare companies in specific geographic markets. Continued consolidation in the healthcare industry will be a leading contributing factor to increased competition in markets in which we already have a presence and in markets we may enter in the future.

     Another factor in the competitive position of a hospital is the ability of its management to negotiate contracts with purchasers of group healthcare services. The importance of obtaining managed care contracts has increased in recent years and is expected to continue to increase as private and government payors and others turn to managed care organizations to help control rising healthcare costs. Our markets have experienced significant managed care penetration. The revenue and operating results of our hospitals are significantly affected by our hospitals’ ability to negotiate favorable contracts with managed care plans. Health maintenance organizations and preferred provider organizations use managed care contracts to direct patients to, and manage the use of, hospital services in exchange for discounts from the hospitals’ established charges. Traditional health insurers also are interested in containing costs through similar contracts with hospitals.

     An additional competitive factor is whether a hospital is part of a local hospital network and the scope and quality of services offered by the network and by competing networks. A hospital that is part of a network that offers a broad range of services in a wide geographic area is more likely to obtain more favorable managed care contracts than a hospital that is not. We intend to evaluate changing circumstances in each geographic area in which we operate on an ongoing basis and to position ourselves to compete in these managed care markets by forming our own, or joining with others to form, local hospital networks.

Employees And Medical Staff

     As of September 30, 2001, we had approximately 8,000 employees, including approximately 2,700 part-time employees. Our employees are not subject to collective bargaining agreements. We consider our employee relations to be good. In certain markets, there is currently a shortage of nurses and other medical support personnel. We recruit and retain nurses and medical support personnel by creating a desirable, professional work environment, providing competitive wages, benefits and long-term incentives, and providing career development and other training programs. In order to supplement our current employee base, we intend to expand our relationship with colleges, universities and other medical education institutions in our markets and recruit nurses and other medical support personnel from abroad.

     Our hospitals are staffed by licensed physicians who have been admitted to the medical staff of our individual hospitals. Any licensed physician may apply to be admitted to the medical staff of any of our hospitals, but admission to the staff must be approved by each hospital’s medical staff and the appropriate governing board of the hospital in accordance with established credentialing criteria.

Compliance Program

     Our compliance program is designed to ensure that we maintain high standards of conduct in the operation of our business and implement policies and procedures so that employees act in compliance with all applicable laws, regulations and company policies. The organizational structure of our compliance program includes a compliance committee of our board of directors, a corporate management compliance committee and local management compliance committees at each of our hospitals. These committees have the responsibility for the effective development and implementation of our program. Our Vice President of Ethics and Business Practices, who reports directly to our Chairman, President and Chief Executive Officer and to the compliance committee of our board of directors, serves as Chief Compliance Officer and is charged with direct responsibility for the development and implementation of our compliance program. We also have designated a Facility Compliance Officer for each of our hospitals. Other features of our compliance program include initial and periodic timing and effectiveness reviews, the development and implementation of policies and procedures and a mechanism for employees to report, without fear of retaliation, any suspected legal or ethical violations.

Reimbursement

Medicare

     Medicare is a federal program that provides hospital and medical insurance benefits to persons age 65 and over, some disabled persons and persons with end-stage renal disease. All of our hospitals are certified as providers of Medicare services. Under the Medicare program, acute care hospitals receive reimbursement under a prospective payment system for inpatient and outpatient hospital services. Currently, certain types of facilities are exempt from the prospective payment system methodology, including psychiatric hospitals and specially designated units, long-term care hospitals, children’s hospitals and cancer hospitals. Hospitals and units exempt from the prospective payment system are reimbursed on a reasonable cost-based system, subject to cost limits. The Centers for Medicare and Medicaid Services (formerly known as the Health Care Financing Administration) is in the process of developing rules to implement prospective payment systems for psychiatric hospitals and units and long term care hospitals, to be effective for cost reporting periods beginning on or after October 1, 2002. We currently operate one psychiatric hospital that will be subject to these rules, when implemented.

     Under the inpatient prospective payment system, a hospital receives a fixed payment based on the patient’s assigned diagnosis related group. The diagnosis related group classifies categories of illnesses according to the estimated intensity of hospital resources necessary to furnish care for each principal diagnosis. The diagnosis related group rates for acute care hospitals are based upon a statistically normal distribution of severity. When treatments for patients fall well outside the normal distribution, providers may request and receive additional payments. The diagnosis related group payments do not consider a specific hospital’s actual costs but are adjusted for geographic area wage differentials. The majority of inpatient capital costs for acute care hospitals are reimbursed on a prospective system based on diagnosis related group weights multiplied by a geographically adjusted federal weights.

     The diagnosis related group rates are adjusted each federal fiscal year and have been affected by federal legislation. The index used to adjust the diagnosis related group rates, known as the “market basket index,” gives consideration to the inflation experienced by hospitals and entities outside of the healthcare industry in purchasing goods and services. However, for several years the percentage increases to the diagnosis related group rates have been lower than the percentage increases in the costs of goods and services purchased by hospitals. The diagnosis related group rate was increased by market basket minus 1.8% for federal fiscal year 2000. The Medicare, Medicaid, and SCHIP Benefit Improvement and Protection Act of 2000 provides some relief to the low diagnosis related group increases mandated by the Balanced Budget Act of 1997. Under the Benefit Improvement and Protection Act, the diagnosis related group rate increased in the amount of the full market basket for federal fiscal year 2001 and will increase in an amount equal to the market basket minus 0.55% for federal fiscal years 2002 and 2003. We anticipate that future legislation may decrease the future rate of increase for diagnosis related group payments, but we are unable to predict the amount of the reduction.

     Outpatient services traditionally have been paid at the lower of established charges or on a reasonable cost basis. On August 1, 2000, the Centers for Medicare and Medicaid Services began reimbursing hospital outpatient services and certain Medicare Part B services furnished to hospital inpatients who have no Part A coverage on a prospective payment system basis. The Centers for Medicare and Medicaid Services will continue to use existing fee schedules to pay for physical, occupational and speech therapies, durable medical equipment, clinical diagnostic laboratory services and nonimplantable orthotics and prosthetics.

     All services paid under the new prospective payment system for hospital outpatient services are classified into groups called ambulatory payment classifications or “APC”s. Services in each APC are similar clinically and in terms of the resources they require. A payment rate is established for each APC. The fee schedule for the outpatient prospective payment system was updated by the market basket index for the calendar year 2001 and will be updated by the market basket index minus 1% for the calendar year 2002. The Centers for Medicare and Medicaid Services recently has announced that it will delay implementing the 2002 rates and reimburse hospitals under the 2001 rates until as late as April 1, 2002. We anticipate that future legislation may decrease the future rate of increase for APC payments, but we are unable to predict the amount of the reduction. Our operations could be adversely affected by any delays in processing claims for outpatient services.

     Under the outpatient prospective payment system, hospitals may receive additional amounts known as “pass-through payments” for using new technology, but the total amount of pass-through payments in a calendar year are subject to a cap. In 2001, this cap on pass-through payments was not implemented. The Centers for Medicare and Medicaid Services has published a final regulation that would implement the payment cap for calendar year 2002 and, thereby, reduce pass-through payments by nearly 69%, or approximately $1 billion. However, the Centers for Medicare and Medicaid Services has recently announced that it will delay implementing the 2002 cap for up to three months. We anticipate that the Centers for Medicare and Medicaid Services will implement reductions in the pass through payments in future years, but we are unable to predict the amount of the reduction. Based upon our preliminary assessment of the recently released final regulations implementing the 2002 reduction to pass-through payments, we currently do not expect the reduction to have a material adverse effect on our future operating results.

     Medicare historically has reimbursed skilled nursing units within hospitals on the basis of actual costs, subject to limits. The Balanced Budget Act of 1997 requires the establishment of a prospective payment system for Medicare skilled nursing units, under which units will be paid a federal per diem rate for virtually all covered services. The new payment system is in the process of being phased in and will be completely phased in during 2002. The effect of the new payment system generally has been to significantly reduce reimbursement for skilled nursing services, which has led many hospitals to close such units. We will monitor closely and evaluate the few remaining skilled nursing units in our hospitals and related facilities to determine whether it is feasible to continue to offer such services under the new reimbursement regime.

Medicaid

     Medicaid programs are jointly funded by federal and state governments and are administered by states under an approved plan that provides hospital and other healthcare benefits to qualifying individuals who are unable to afford care. All of our hospitals are certified as providers of Medicaid services. State Medicaid programs may use a prospective payment system, cost-based or other payment methodology for hospital services. Medicaid programs are required to take into account and make additional payments to hospitals serving disproportionate numbers of low income patients with special needs. Some of our hospitals receive such additional payments. The federal government and many states from time to time consider altering the level of Medicaid funding or expanding Medicaid benefits in a manner that could adversely affect future levels of Medicaid reimbursements received by our hospitals. Enrollment in managed Medicaid plans increased in fiscal year 2001 and we expect this trend to continue.

Annual Cost Reports

     All hospitals participating in the Medicare and Medicaid programs, whether paid on a reasonable cost basis or under a prospective payment system, are required to meet specific financial reporting requirements. Federal regulations require submission of annual cost reports identifying medical costs and expenses associated with the services provided by each hospital to Medicare beneficiaries and Medicaid recipients. These annual cost reports are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to us under these reimbursement programs. The audit process, particularly in the case of Medicaid, takes several years to reach the final determination of allowable amounts under the programs. Providers also have the right of appeal, and it is common to contest issues raised in audits of prior years’ reports. Further, the Centers for Medicare and Medicaid Services has extended filing due dates for cost reports as a result of problems it has experienced with updating the Provider Statistical and Reimbursement System (data used to complete cost reports) and delays it has experienced in approving electronic vendors. Although the Centers for Medicare and Medicaid Services recently announced a revised schedule of filing deadlines for 2002, we cannot predict whether these dates will be further postponed. In the meantime, our hospitals continue to receive interim payments from the Centers for Medicare and Medicaid Services but these payments are not yet subject to any adjustment based upon actual costs.

     Many prior year cost reports of our facilities are still open. If any of our facilities are found to have been in violation of federal or state laws relating to preparing and filing of Medicare or Medicaid cost reports, whether prior to or after the recapitalization transactions and our ownership of these facilities, our facilities and we could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. If an allegation is lodged against one of our facilities for a violation occurring during the time period before the recapitalization transaction, or before our acquisition of the Tenet hospitals, we may have indemnification rights against Paracelsus or Tenet, as the case may be. In the recapitalization transaction with Paracelsus and in the Tenet transaction, we negotiated customary indemnification and hold harmless provisions for any damages we may incur.

Managed Care

     The percentage of admissions and net revenue attributable to managed care plans has increased as a result of pressures to control the cost of healthcare services. We expect that the trend toward increasing percentages related to managed care plans will continue in the future. Generally, we receive lower payments from managed care plans than from traditional commercial insurers.

     Enrollment in commercial health maintenance organizations has declined slightly as many employers moved to offer plans with greater choice of providers. Enrollment in managed Medicare plans increased in fiscal year 2001. However, we expect a decline in managed Medicare enrollment in fiscal year 2002 due to the benefit plan changes that Medicare plans are making in 2002.

Commercial Insurance

     Our hospitals provide services to some individuals covered by traditional private healthcare insurance. Private insurance carriers make direct payments to hospitals or, in some cases, reimburse their policy holders, based upon the particular hospital’s established charges and the particular coverage provided in the insurance policy.

     Commercial insurers are continuing efforts to limit the payments for hospital services by adopting discounted payment mechanisms, including prospective payment or diagnosis related group-based payment systems, for more inpatient and outpatient services. To the extent that these efforts are successful, hospitals may receive reduced levels of reimbursement, which would have a negative effect on operating results.

Government Regulation and Other Factors

Licensure, Certification and Accreditation

     Healthcare facility construction and operation is subject to federal, state and local regulations relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, fire prevention, rate-setting and compliance with building codes and environmental protection laws. Our facilities also are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditation. We believe that all of our operating healthcare facilities are properly licensed under appropriate state laws. All of our operating hospitals are certified under the Medicare program and are accredited by the Joint Commission on Accreditation of Healthcare Organizations, the effect of which is to permit the facilities to participate in the Medicare and Medicaid programs. If any facility loses its accreditation by this Joint Commission, or otherwise loses its certification under the Medicare program, then the facility will be unable to receive reimbursement from the Medicare and Medicaid programs. We intend to conduct our operations in compliance with current applicable federal, state, local and independent review body regulations and standards. The requirements for licensure from time to time, certification and accreditation are subject to change and, in order to remain qualified, we may need to make changes in our facilities, equipment, personnel and services.

Certificates of Need

     In some states, the construction of new facilities, acquisition of existing facilities or addition of new beds or services may be subject to review by state regulatory agencies under a certificate of need program. Florida is the only state in which we currently operate that requires approval under a certificate of need program. These laws generally require appropriate state agency determination of public need and approval prior to the addition of beds or services or other capital expenditures. Failure to obtain necessary state approval can result in the inability to expand facilities, add services, complete an acquisition or change ownership. Further, violation may result in the imposition of civil sanctions or the revocation of a facility’s license.

Utilization Review

     Federal law contains numerous provisions designed to ensure that services rendered by hospitals to Medicare and Medicaid patients meet professionally recognized standards and are medically necessary and that claims for reimbursement are properly filed. These provisions include a requirement that a sampling of admissions of Medicare and Medicaid patients be reviewed by peer review organizations that analyze the appropriateness of Medicare and Medicaid patient admissions and discharges, quality of care provided, validity of diagnosis, related group classifications and appropriateness of cases of extraordinary length of stay or cost. Peer review organizations may deny payment for services provided, assess fines and recommend to the Department of Health and Human Services that a provider not in substantial compliance with the standards of the peer review organization be excluded from participation in the Medicare program. Most non-governmental managed care organizations also require utilization review.

Federal and State Fraud and Abuse Provisions

     Participation in any federal healthcare program, like Medicare, is regulated heavily by statute and regulation. If a hospital provider fails to substantially comply with the numerous conditions of participation in the Medicare or Medicaid program or performs specific prohibited acts, the hospital’s participation in the Medicare program may be terminated or civil or criminal penalties may be imposed upon it under provisions of the Social Security Act.

     Among these statutes is a section of the Social Security Act known as the anti-kickback statute. This law prohibits providers and others from soliciting, receiving, offering or paying, directly or indirectly, any remuneration with the intent of generating referrals or orders for services or items covered by a federal healthcare program. Violation of this statute is a felony.

     As authorized by Congress, the Office of the Inspector General of the Department of Health and Human Services has published final safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the anti-kickback statute. Currently there are safe harbors for various activities, including the following: investment interests, space rental, equipment rental, practitioner recruitment, personal services and management contracts, sale of practice, referral services, warranties, discounts, employees, group purchasing organizations, waiver of beneficiary coinsurance and deductible amounts, managed care arrangements, obstetrical malpractice insurance subsidies, investments in group practices, ambulatory surgery centers, and referral agreements for specialty services.

     The fact that conduct or a business arrangement does not fall within a safe harbor does not automatically render the conduct or business arrangement illegal under the anti-kickback statute. The conduct and business arrangement, however, do risk increased scrutiny by government enforcement authorities. We may be less willing than some of our competitors to enter into conduct or business arrangements that do not clearly satisfy the safe harbors. As a result, this unwillingness may put us at a competitive disadvantage.

     The Office of the Inspector General, among other regulatory agencies, is responsible for identifying and eliminating fraud, abuse and waste. The Office of the Inspector General carries out this mission through a nationwide program of audits, investigations and inspections. In order to provide guidance to healthcare providers, the Office of the Inspector General has from time to time issued “fraud alerts” that, although they do not have the force of law, identify features of a transaction that may indicate that the transaction could violate the anti-kickback statute or other federal healthcare laws. The Office of the Inspector General has identified several incentive arrangements as potential violations, including:

•	payment of any incentive by the hospital when a physician refers a patient to the hospital;

•	use of free or significantly discounted office space or equipment for physicians in facilities usually located close to the hospital;

•	provision of free or significantly discounted billing, nursing, or other staff services;

•	free training for a physician’s office staff, including management and laboratory techniques;

•	guaranties that provide that if the physician’s income fails to reach a predetermined level, the hospital will pay any portion of the remainder;

•	low-interest or interest-free loans, or loans which may be forgiven if a physician refers patients to the hospital;

•	payment of the costs of a physician’s travel and expenses for conferences or a physician’s continuing education courses;

•	coverage on the hospital’s group health insurance plans at an inappropriately low cost to the physician;

•	payment of services which require few, if any, substantive duties by the physician, or payment for services in excess of the fair market value of the services rendered;

•	purchasing goods or services from physicians at prices in excess of their fair market value; or

•	“gainsharing,” the practice of giving physicians a share of any reduction in a hospital’s costs for patient care attributable in part to the physician’s efforts.

     We have a variety of financial relationships with physicians who refer patients to our hospitals. Physicians own interests in three of our ambulatory surgery centers and one of our hospitals. We also have contracts with physicians providing for a variety of financial arrangements, including employment contracts, leases and professional service agreements. We provide financial incentives to recruit physicians to relocate to communities served by our hospitals, including minimum revenue guaranties and loans. Although we believe that our arrangements with physicians have been structured to comply with current law and available interpretations, some of our arrangements do not expressly meet requirements for safe harbor protection under the anti-kickback statute. We cannot assure you that regulatory authorities that enforce these laws will not determine that these financial arrangements violate the anti-kickback statute or other applicable laws. This determination could subject us to liabilities under the Social Security Act, including criminal penalties of imprisonment or fines, civil penalties up to $50,000, damages up to three times the total amount of remuneration and exclusion from participation in Medicare, Medicaid or other federal healthcare programs, any of which could have a material adverse effect on our business, financial condition or results of operations.

     The Social Security Act also imposes criminal and civil penalties for submitting false claims to Medicare and Medicaid. False claims include, but are not limited to, billing for services not rendered, misrepresenting actual services rendered in order to obtain higher reimbursement and cost report fraud. Like the anti-kickback statute, these provisions are very broad. Further, the Health Insurance Portability and Accountability Act of 1996 created civil penalties for conduct including improper coding and billing for unnecessary goods and services. Careful and accurate preparation and submission of claims for reimbursement must be performed in order to avoid liability.

     The Health Insurance Portability and Accountability Act of 1996 also broadened the scope of the fraud and abuse laws by adding several criminal provisions for healthcare fraud offenses that apply to all health benefit programs. This act also created new enforcement mechanisms to combat fraud and abuse, including the Medicare Integrity Program and an incentive program under which individuals can receive up to $1,000 for providing information on Medicare fraud and abuse that leads to the recovery of at least $100 of Medicare funds. In addition, federal enforcement officials now have the ability to exclude from Medicare and Medicaid any investors, officers and managing employees associated with business entities that have committed healthcare fraud. It also established a new violation for the payment of inducements to Medicare or Medicaid beneficiaries in order to influence those beneficiaries to order or receive services from a particular provider or practitioner.

     The Social Security Act also includes a provision commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare and Medicaid patients to entities with which they or any of their immediate family members have a financial relationship if these entities provide certain designated health services that are reimbursable by Medicare, including inpatient and outpatient hospital services. Sanctions for violating the Stark Law include civil money penalties up to $15,000 per prohibited service provided, assessments equal to twice the dollar value of each such service provided and exclusion from the federal healthcare programs. There are a number of exceptions to the self-referral prohibition, including an exception for a physician’s ownership interest in an entire hospital as opposed to an ownership interest in a hospital department. There are also exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases and recruitment agreements.

     We have structured our financial arrangements with physicians to comply with the statutory exceptions to the Stark Law. On January 4, 2001, the Centers for Medicare and Medicaid Services issued final regulations subject to comment intended to clarify parts of the Stark Law and some of the exceptions to it. These regulations are considered the first phase of a two-phase process, with the remaining regulations to be published at an unknown future date. Provisions of the phase one regulations relating to home health agencies became effective April 6, 2001, and the majority of the remainder of the phase one regulations are scheduled to become effective January 4, 2002. The Centers for Medicare and Medicaid Services has delayed until January 6, 2003, the effective date of a portion of the phase one regulations related to whether percentage-based compensation is deemed to be “set in advance” for purposes of exceptions to the Stark Law. We cannot predict the final form that these regulations will take or the effect that the final regulations will have on us.

     Evolving interpretations of current, or the adoption of new, federal or state laws or regulations could affect many of the arrangements entered into by each of our hospitals. For example, Congress is currently considering legislation that would modify the hospital ownership exception to the Stark Law in a manner that could require us to restructure arrangements with any physicians who own an interest in our hospitals. Law enforcement authorities, including the Office of the Inspector General, the courts and Congress are increasing scrutiny of arrangements between healthcare providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to exchange remuneration for patient care referrals and opportunities. Investigators also have demonstrated a willingness to look behind the formalities of a business transaction to determine the underlying purpose of payments between healthcare providers and potential referral sources.

     Many of the states in which we operate also have adopted laws that prohibit payments to physicians in exchange for referrals similar to the anti-kickback statute or that otherwise prohibit fraud and abuse. Many states also have passed self-referral legislation similar to the Stark Law, prohibiting the referral of patients to entities with which the physician has a financial relationship. Often these state laws are broad in scope, because they apply regardless of the source of payment for care. These statutes typically provide criminal and civil penalties as well as loss of licensure. Little precedent exists for the interpretation or enforcement of these state laws.

     Our operations could be adversely affected by the failure of our arrangements to comply with the anti-kickback statute, the Stark Law, billing laws and regulations, current state laws or other legislation or regulations in these areas adopted in the future. We are unable to predict whether other legislation or regulations at the federal or state level in any of these areas will be adopted, what form such legislation or regulations may take or their impact on our operations. We are continuing to enter into new financial arrangements with physicians and other providers in a manner structured to comply in all material respects with these laws. We cannot assure you, however, that governmental officials charged with the responsibility for enforcing these laws will not assert that we are in violation of them or that such statutes ultimately will be interpreted by the courts in a manner consistent with our interpretation.

The Federal False Claims Act and Similar State Laws

     Another trend affecting the healthcare industry today is the increased use of the federal False Claims Act, and, in particular, actions being brought by individuals on the government’s behalf under the False Claims Act’s “qui tam” or whistleblower provisions. Whistleblower provisions allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. If the government intervenes in the action and prevails, the party filing the initial complaint may share in any settlement or judgment. If the government does not intervene in the action, the whistleblower plaintiff may pursue the action independently. When a private party brings a qui tam action under the False Claims Act, the defendant generally will not be served with the lawsuit until the government makes a determination whether it will intervene.

     When a defendant is determined by a court of law to be liable under the False Claims Act, the defendant must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 to $11,000 for each separate false claim. Settlements entered into prior to litigation usually involve a less severe calculation of damages. There are many potential bases for liability under the False Claims Act. Although liability often arises when an entity knowingly submits a false claim for reimbursement to the federal government, the False Claims Act defines the term “knowingly” broadly. Thus, simple negligence will not give rise to liability under the False Claims Act, but submitting a claim with reckless disregard to its truth or falsity can constitute “knowingly” submitting a false claim and will qualify for liability. In some cases, whistleblowers or the federal government have taken the position that providers who allegedly have violated other statutes, such as the anti-kickback statute and the Stark Law, have thereby submitted false claims under the False Claims Act.

     A number of states, including states in which we operate, have adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit in state court. From time to time, companies in the healthcare industry, including ours, may be subject to actions under the False Claims Act or similar state laws. We currently are not aware of any actions against us under the False Claims Act or similar state laws.

Corporate Practice of Medicine/Fee Splitting

     The states in which we operate have laws that prohibit unlicensed persons or business entities, including corporations, from employing physicians or laws that prohibit certain direct or indirect payments or fee-splitting arrangements between physicians and unlicensed persons or business entities. Possible sanctions for violations of these restrictions include loss of a physician’s license, civil and criminal penalties and rescission of business arrangements that may violate these restrictions. These statutes vary from state to state, are often vague and seldom have been interpreted by the courts or regulatory agencies. Although we exercise care to structure our arrangements with healthcare providers to comply with the relevant state law, and believe these arrangements comply with applicable laws in all material respects, we cannot assure you that governmental officials charged with responsibility for enforcing these laws will not assert that we, or transactions in which we are involved, are in violation of such laws, or that such laws ultimately will be interpreted by the courts in a manner consistent with our interpretations.

Administrative Simplification

     The Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996 require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. On August 17, 2000, the Department of Health and Human Services published final regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. Compliance with these regulations is required by October 16, 2002. Congress recently passed legislation that would extend the compliance date until October 16, 2003 for entities that file a plan with the Department of Health and Human Services that demonstrates how they intend to comply with the regulations by the extended deadline. We cannot predict the impact that final regulations, when fully implemented, will have on us.

     The Administrative Simplification Provisions also require the Department of Health and Human Services to adopt standards to protect the security and privacy of health-related information. The Department of Health and Human Services proposed regulations containing security standards on August 12, 1998. These proposed security regulations have not been finalized, but as proposed, would require healthcare providers to implement organizational and technical practices to protect the security of electronically maintained or transmitted health-related information. In addition, the Department of Health and Human Services released final regulations containing privacy standards in December 2000. These privacy regulations became effective April 2001 but compliance with these regulations is not required until April 2003. Therefore, these privacy regulations could be further amended prior to the compliance date. As currently drafted, the privacy regulations will extensively regulate the use and disclosure of individually identifiable health-related information. The privacy regulations also provide patients with significant new rights related to understanding and controlling how their health information is used or disclosed. The security regulations, as proposed, and the privacy regulations could impose significant costs on our facilities in order to comply with these standards. We cannot predict the final form that these regulations will take or the impact that final regulations, when fully implemented, will have on us.

     Violations of the Administrative Simplification Provisions could result in civil penalties of up to $25,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation. In addition, our facilities will continue to remain subject to any privacy-related state laws that are more restrictive than the privacy regulations issued under the Administrative Simplification Provisions. These statutes vary by state and could impose additional penalties.

The Emergency Medical Treatment and Active Labor Act

     The federal Emergency Medical Treatment and Active Labor Act was adopted by Congress in response to reports of a widespread hospital emergency room practice of “patient dumping.” At the time of the enactment, patient dumping was considered to have occurred when a hospital capable of providing the needed care sent a patient to another facility or simply turned the patient away based on such patient’s inability to pay for his or her care. The law imposes requirements upon physicians, hospitals and other facilities that provide emergency medical services. Such requirements pertain to what care must be provided to anyone who comes to such facilities seeking care before they may be transferred to another facility or otherwise denied care. The government broadly interprets the law to cover situations in which patients do not actually present to a hospital’s emergency room, but present to a hospital-based clinic or are transported in a hospital-owned ambulance. Sanctions for violations of this statute include termination of a hospital’s Medicare provider agreement, exclusion of a physician from participation in Medicare and Medicaid programs and civil money penalties. In addition, the law creates private civil remedies that enable an individual who suffers personal harm as a direct result of a violation of the law, and a medical facility that suffers a financial loss as a direct result of another participating hospital’s violation of the law, to sue the offending hospital for damages and equitable relief. Although we believe that our practices are in material compliance with the law, we can give no assurance that governmental officials responsible for enforcing the law will not assert from time to time that our facilities are in violation of this statute.

Healthcare Reform

     The healthcare industry attracts much legislative interest and public attention. Changes in the Medicare, Medicaid and other programs, hospital cost-containment initiatives by public and private payors, proposals to limit payments and healthcare spending and industry-wide competitive factors are highly significant to the healthcare industry. In addition, a framework of extremely complex federal and state laws, rules and regulations governs the healthcare industry and, for many provisions, there is little history of regulatory or judicial interpretation upon which to rely.

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

Conversion Legislation

     Many states have enacted or are considering enacting laws affecting the conversion or sale of not-for-profit hospitals. These laws generally include provisions relating to attorney general approval, advance notification and community involvement. In addition, state attorneys general in states without specific conversion legislation may exercise authority over these transactions based upon existing law. In many states, there has been an increased interest in the oversight of not-for-profit conversions. The adoption of conversion legislation and the increased review of not-for-profit hospital conversions may increase the cost and difficulty or prevent the completion of transactions with or acquisitions of not-for-profit organizations in various states.

Healthcare Industry Investigations

     Significant media and public attention has focused in recent years on the hospital industry. There are numerous ongoing federal and state investigations regarding multiple issues including cost reporting and billing practices, especially those relating to clinical laboratory test claims and home health agency costs and physician ownership of healthcare providers and joint ventures with hospitals. These investigations have targeted hospital companies as well as their executives and managers. We have substantial Medicare, Medicaid and other governmental billings, which could result in heightened scrutiny of our operations. We continue to monitor these and all other aspects of our business and have developed a compliance program to assist us in gaining comfort that our business practices are consistent with both legal principles and current industry standards. However, because the law in this area is complex and constantly evolving, we cannot assure you that government investigations will not result in interpretations that are inconsistent with industry practices, including ours. In public statements surrounding current investigations, governmental authorities have taken positions on a number of issues, including some for which little official interpretation previously has been available, that appear to be inconsistent with practices that have been common within the industry and that previously have not been challenged in this manner. In some instances, government investigations that have in the past been conducted under the civil provisions of federal law may now be conducted as criminal investigations.

     Many current healthcare investigations are national initiatives in which federal agencies target an entire segment of the healthcare industry. One example is the federal government’s initiative regarding hospital providers’ improper requests for separate payments for services rendered to a patient on an outpatient basis within three days prior to the patient’s admission to the hospital, where reimbursement for such services is included as part of the reimbursement for services furnished during an inpatient stay. In particular, the government has targeted all hospital providers to ensure conformity with this reimbursement rule. Another example involves the federal government’s initiative regarding healthcare providers “unbundling” and separately billing for laboratory tests that should have been billed as a “bundled unit.” The federal government also has launched a national investigative initiative targeting the billing of claims for inpatient services related to bacterial pneumonia, as the government has found that many hospital providers have attempted to bill for pneumonia cases under more complex and expensive reimbursement codes, such as diagnosis related groups codes. Further, the federal government continues to investigate Medicare overpayments to prospective payment hospitals that incorrectly report transfers of patients to other prospective payment system hospitals as discharges. We are aware that prior to our acquisition of them, several of our hospitals were contacted in relation to certain government investigations that were targeted at an entire segment of the healthcare industry. Although we take the position that, under the terms of the acquisition agreements, the prior owners of these hospitals retained any liability resulting from these government investigations, we cannot assure you that the prior owners’ resolution of these matters or failure to resolve these matters, in the event that any resolution was deemed necessary, will not have a material adverse effect on our operations.

     It is possible that governmental entities could initiate investigations in the future at facilities operated by us and that such investigations could result in significant penalties to us, as well as adverse publicity. It is also possible that our executives and managers, many of whom have worked at other healthcare companies that are or may become the subject of federal and state investigations and private litigation, could be included in governmental investigations or named as defendants in private litigation. We are not aware of any material governmental investigations involving any of our facilities, our executives or managers. The positions taken by authorities in any future investigations of us, our executives or managers or other healthcare providers and the liabilities or penalties that may be imposed could have a material adverse effect on our business, financial condition and results of operations.

Health Choice

     Health Choice is a prepaid Medicaid managed health plan in the Phoenix, Arizona area that was acquired in connection with the acquisition of the Tenet hospitals. For the fiscal years ended September 30, 2001 and 2000, Health Choice net revenue comprised approximately 12% and 11%, respectively, of our total net revenue. Health Choice derives substantially all of its revenue through a contract with the Arizona Health Care Cost Containment System to provide specified health services to qualified Medicaid enrollees through contracts with providers. The contract requires us to provide healthcare services in exchange for fixed periodic payments and supplemental payments from the Arizona Health Care Cost Containment System. These services are provided regardless of the actual costs incurred to provide these services. We receive reinsurance and other supplemental payments from the Arizona Health Care Cost Containment System to cover certain costs of healthcare services that exceed certain thresholds. Health Choice is reimbursed for healthcare costs that exceed stated amounts at a rate of 75% (85% for catastrophic cases) of qualified healthcare costs in excess of stated levels of $5,000 to $35,000 depending on the rate code assigned to the member. Qualified costs are the lesser of the amount paid by Health Choice or the Arizona Health Care Cost Containment System fee schedule. As of September 30, 2001, we provided performance guaranties in the form of a surety bond in the amount of $9.4 million and a letter of credit in the amount of $6.6 million for the benefit of the Arizona Health Care Cost Containment System to support our obligations under the contract to provide and pay for the healthcare services. The amount of the performance guaranty that the Arizona Health Care Cost Containment System requires is based upon the membership in the plan and the related capitation paid to us. The contract with the Arizona Health Care Cost Containment System commenced on October 1, 1997 for an initial term of one year and reserves to the Arizona Health Care Containment System the option to extend the term of the contract from time to time through September 30, 2002. Legislation recently enacted in Arizona permits the Arizona Health Care Cost Containment System to extend contracts through October 1, 2004. Under the current amendment, the contract has been extended through September 30, 2002. In the event the contract with the Arizona Health Care Cost Containment System were to be discontinued, our revenue would be reduced and our profitability would be adversely affected.

     Health Choice is subject to state and federal laws and regulations, and the Centers for Medicare and Medicaid Services and the Arizona Health Care Cost Containment System have the right to audit Health Choice to determine the plan’s compliance with such standards. Health Choice is required to file periodic reports with the Arizona Health Care Cost Containment System and to meet certain financial viability standards. Health Choice also must provide its enrollees with certain mandated benefits and must meet certain quality assurance and improvement requirements. As of October 16, 2002, Health Choice must comply with the standardized formats for electronic transactions set forth in the Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act. Congress recently passed legislation that would extend the compliance date until October 16, 2003, provided that Health Choice files a plan with the Department of Health and Human Services that demonstrates how it intends to comply with the regulations by the extended deadline. When compliance with final regulations becomes mandatory, Health Choice will be required to comply with federal security and privacy standards for health-related information. We cannot predict the final form that these regulations will take or the impact that the final regulations, when fully implemented, will have on us.

     The federal anti-kickback statute has been interpreted to prohibit the payment, solicitation, offering or receipt of any form of remuneration in return for the referral of federal healthcare program patients or any item or service that is reimbursed, in whole or in part, by any federal healthcare program. Similar anti-kickback statutes have been adopted in Arizona, which apply regardless of the source of reimbursement. The Department of Health and Human Services has adopted safe harbor regulations specifying certain relationships and activities that are deemed not to violate the federal anti-kickback statute that specifically relate to managed care:

•	waivers by health maintenance organizations of Medicare and Medicaid beneficiaries’ obligation to pay cost-sharing amounts or to provide other incentives in order to attract Medicare and Medicaid enrollees;

•	certain discounts offered to prepaid health plans by contracting providers;

•	certain price reductions offered to eligible managed care organizations; and

•	certain price reductions offered by contractors with substantial financial risk to managed care organizations.

     We believe that the incentives offered by Health Choice to its Medicaid enrollees and the discounts it receives from contracting healthcare providers should satisfy the requirements of the safe harbor regulations. However, failure to satisfy each criterion of the applicable safe harbor does not mean that the arrangement constitutes a violation of the law; rather the safe harbor regulations provide that the arrangement must be analyzed on the basis of its specific facts and circumstances. We believe that Health Choice’s arrangements comply in all material respects with the federal anti-kickback statute and similar Arizona statutes.

Environmental Matters

     We are subject to various federal, state and local laws and regulations relating to environmental protection. Our hospitals are not highly regulated under environmental laws because we do not engage in any industrial activities at those locations. The principal environmental requirements and concerns applicable to our operations relate to:

•	the proper handling and disposal of hazardous and low level medical radioactive waste;

•	ownership or historical use of underground and above-ground storage tanks;

•	management of impacts from leaks of hydraulic fluid or oil associated with elevators, chiller units or incinerators;

•	appropriate management of asbestos-containing materials present or likely to be present at some locations; and

•	the potential acquisition of or maintenance of air emission permits for boilers or other equipment.

     We do not expect our compliance with environmental laws and regulations to have a material effect on us. We also may be subject to requirements related to the remediation of substances that have been released to the environment at properties owned or operated by us or at properties where substances were sent for off-site treatment or disposal. These remediation requirements may be imposed without regard to fault, and liability for environmental remediation can be substantial.

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

Our Information Systems

     During 2000 and 2001, we converted and upgraded our clinical and financial information systems in all of our hospitals. We selected McKesson HBOC’s clinical and patient accounting software and Lawson’s financial application and enterprise resource planning software. These sophisticated systems are essential to the following areas of our business operations, among others:

•	patient accounting, including billing and collection of net revenue;

•	financial, accounting, reporting and payroll;

•	coding and compliance;

•	laboratory, radiology and pharmacy systems;

•	medical records and document storage;

•	materials and asset management; and

•	negotiating, pricing and administering our managed care contracts.

     We will continue to standardize and integrate our information systems, which will allow us to:

•	optimize staffing levels according to patient volumes and seasonal needs at each facility;

•	reduce bad debt expense by effectively managing each hospital’s billing and collection processes; and

•	reduce supply costs by concentrating our purchasing power and eliminating waste and over-utilization.

     We currently expect that our information systems will be in compliance with the uniform electronic data transmission standards of the Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996 by the mandatory compliance date.

Risk Factors

     If We Are Unable To Negotiate Favorable Contracts With Managed Care Plans, Our Operating Revenue May Be Reduced.

     Our ability to negotiate favorable contracts with health maintenance organizations, preferred provider organizations and other managed care plans significantly affects the revenue and operating results of most of our hospitals. Revenue derived from health maintenance organizations, preferred provider organizations and other managed care plans accounted for approximately 42% of our net patient revenue for the fiscal year ended September 30, 2001. Our future success will depend, in part, on our ability to renew existing managed care contracts and enter into new managed care contracts on terms favorable to us. Other healthcare companies, including some with greater financial resources, greater geographic coverage or a wider range of services, may compete with us for these opportunities.

     Changes In Governmental Programs May Significantly Reduce Our Revenue.

     Government healthcare programs, principally Medicare and Medicaid, accounted for approximately 32% of our net revenue for the fiscal year ended September 30, 2001, exclusive of revenue from Health Choice. Recent legislative changes, including those enacted as part of the Balanced Budget Act of 1997, have resulted in limitations on and, in some cases, reductions in levels of, payments to healthcare providers for certain services under many of these government programs. Many changes imposed by the Balanced Budget Act of 1997 are being phased in over a period of years. Certain rate reductions resulting from the Balanced Budget Act of 1997 are being mitigated by the Balanced Budget Refinement Act of 1999 and the Benefits Improvement Protection Act of 2000. Nonetheless, the Balanced Budget Act of 1997 significantly changed the method of payment under the Medicare and Medicaid programs. This change has resulted, and we expect will continue to result, in significant reductions in payments for our inpatient, outpatient, home health and skilled nursing services. In 2000, the Centers for Medicare and Medicaid Services began reimbursing hospital outpatient services on a prospective payment system basis.

     Our Hospitals Face Competition For Patients From Other Hospitals And Healthcare Providers.

     The hospital industry is highly competitive. Our hospitals face competition for patients from other hospitals in our markets, large tertiary care centers and outpatient service providers that provide similar services to those provided by our hospitals. Some of the hospitals that compete with ours are owned by governmental agencies or not-for-profit corporations supported by endowments and charitable contributions and can finance capital expenditures and operations on a tax-exempt basis. Some of our competitors are larger, are more established, have greater geographic coverage, offer a wider range of services or have more capital or other resources than we do. If our competitors are able to finance capital improvements, recruit physicians, expand services or obtain favorable managed care contracts at their facilities, we may experience a decline in patient volume.

     Our Performance Depends On Our Ability To Recruit Quality Physicians.

     The success of our hospitals depends on the following factors, among others:

•	the number and quality of the physicians on the medical staffs of our hospitals;

•	the admitting practices of those physicians; and

•	our maintenance of good relations with those physicians.

     We generally do not employ physicians. If we are unable to provide adequate support personnel or technologically advanced equipment and facilities at our hospitals that meet the needs of physicians, they may be discouraged from referring patients to our facilities, which could adversely affect our profitability.

     Our Hospitals Face Competition For Staffing, Which May Increase Our Labor Costs And Reduce Profitability.

     We compete with other healthcare providers in recruiting and retaining qualified management and staff personnel responsible for the day-to-day operations of each of our hospitals, including nurses and other non-physician healthcare professionals. In some markets, the scarce availability of nurses and other medical support personnel has become a significant operating issue to healthcare providers. This shortage may require us to enhance wages and benefits to recruit and retain nurses and other medical support personnel or to hire more expensive temporary personnel. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. If our labor costs increase, we may not be able to raise rates to offset these increased costs. Because a significant percentage of our revenue consists of fixed, prospective payments, our ability to pass along increased labor costs is constrained. Our failure to recruit and retain qualified management, nurses and other medical support personnel, or to control our labor costs could have a material adverse effect on our profitability.

     Our Significant Indebtedness May Limit Our Ability To Grow And Compete With Other Hospital Companies.

     As of September 30, 2001, we had total long-term debt of $530.6 million excluding current maturities. This represented approximately 76% of our total capitalization as of September 30, 2001. The amount of our outstanding indebtedness is large compared to the net book value of our assets, and we have significant repayment obligations under our outstanding indebtedness. In addition, the outstanding indebtedness under our bank credit facility bears interest at floating rates. Therefore, increases in prevailing interest rates will increase our interest payment obligations.

     Our significant debt repayment obligations:

•	limit our ability to use operating cash flow in other areas of our business because we must use a substantial portion of these funds to make principal and interest payments;

•	increase our vulnerability to general adverse economic and industry conditions because we must still meet our debt service obligations, notwithstanding the fact that our revenue may have decreased; and

•	limit our ability to obtain additional financing to fund future working capital requirements, capital expenditures, acquisitions and other general corporate requirements.

     Our debt agreements contain financial covenants that restrict our ability to incur additional indebtedness, make capital expenditures and engage in mergers, acquisitions and asset sales. If we breach any of the restrictions in our debt agreements, we may have to immediately repay a significant portion of our indebtedness. In addition, substantially all of our current stockholders have pledged their common stock for the benefit of our lenders as security for our obligations under our bank credit facility. In the event of a default under our bank credit facility, our lenders would have the right to foreclose on the common stock of our current stockholders, which would result in a change of control of our company.

     If We Fail To Comply With Extensive Laws And Government Regulations, We Could Suffer Penalties Or Be Required To Make Significant Changes To Our Operations.

     The healthcare industry, including our company, is required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to, among other things:

•	billing for services;

•	relationships with physicians and other referral sources;

•	adequacy of medical care;

•	quality of medical equipment and services;

•	qualifications of medical and support personnel;

•	confidentiality, maintenance and security issues associated with health-related information and medical records;

•	the screening, stabilization and transfer of patients who have emergency medical conditions;

•	licensure;

•	operating policies and procedures; and

•	addition of facilities and services.

     Because many of these laws and regulations are relatively new, we do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. In the future, different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses.

     If we fail to comply with applicable laws and regulations, we could be subjected to liabilities, including:

•	criminal penalties;

•	civil penalties, including the loss of our licenses to operate one or more of our facilities; and

•	exclusion of one or more of our facilities from participation in the Medicare, Medicaid and other federal and state healthcare programs.

     State Efforts To Regulate The Construction Or Expansion Of Hospitals Could Impair Our Ability To Operate And Expand Our Operations.

     Some states require healthcare providers to obtain prior approval, known as certificates of need, for:

•	the purchase, construction or expansion of healthcare facilities;

•	capital expenditures exceeding a prescribed amount; or

•	changes in services or bed capacity.

     In giving approval, these states consider the need for additional or expanded healthcare facilities or services. Florida is the only state in which we currently own hospitals that has certificate of need laws. The failure to obtain any required certificate of need could impair our ability to operate or expand operations.

     Providers In The Healthcare Industry Have Been The Subject Of Federal And State Investigations, And We May Become Subject To Investigations In The Future.

     Both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of hospital companies, as well as their executives and managers. These investigations relate to a wide variety of topics, including:

•	referral, cost reporting and billing practices;

•	laboratory and home healthcare services; and

•	physician ownership and joint ventures involving hospitals.

     Amendments in 1986 to the federal False Claims Act have made it easier for private parties to bring “qui tam” whistleblower lawsuits against companies. Some states have adopted similar state whistleblower and false claims provisions.

     The Office of the Inspector General of the U.S. Department of Health and Human Services and the Department of Justice have, from time to time, established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Initiatives include a focus on hospital billing for outpatient charges associated with inpatient services, as well as hospital laboratory billing practices.

     Some of our activities could become the subject of governmental investigations or inquiries. For example, we have significant Medicare and Medicaid billings, we provide some durable medical equipment and home healthcare services, we have joint venture arrangements involving physician investors and we have one hospital that has physician investors. In addition, our executives and managers, many of whom have worked at other healthcare companies that are or may become the subject of federal and state investigations and private litigation, could be included in governmental investigations or named as defendants in private litigation. We are not aware of any material governmental investigations involving any of our facilities, executives or managers. Any future investigations of us, our executives or managers could result in significant liabilities or penalties to us, as well as adverse publicity.

     We Have A Limited Operating History.

     We began operating our hospitals in October 1999 and have undergone recent changes in our senior management. Most of our senior management team, including our Chairman, President and Chief Executive Officer and our Chief Operating Officer, have been in their current positions for less than a full fiscal year. As a result, although the individual members of our management team have experience managing large groups of hospitals, they have limited experience managing our hospitals and working together as a single management team. Therefore, you should evaluate our business operations in view of the risks, uncertainties, delays and difficulties associated with a new company.

     In addition, our lack of operating history may make it difficult for investors to evaluate our business and financial condition. We have been operating all of our facilities together for less than two full fiscal years, and therefore we do not have complete comparative historical financial information with which to evaluate our performance.

     If We Fail To Successfully Employ Our Information Systems At Our Hospitals, Our Expenses Could Increase, And Our Cash Flows Could Be Negatively Affected.

     Our success is dependent in part on our access to sophisticated information systems and our ability to successfully employ these systems in our operations. We have converted and upgraded our information systems in all of our hospitals. These systems are essential to the following areas of our business operations, among others:

•	patient accounting, including billing and collection of net revenue;

•	financial, accounting, reporting and payroll;

•	coding and compliance;

•	laboratory, radiology and pharmacy systems;

•	medical records and document storage;

•	inventory management; and

•	negotiating, pricing and administering managed care contracts.

     If we are unable to successfully employ these systems, we may experience delays in collection of net revenue and may not be able to realize anticipated cost savings.

     Significant Competition From Other Healthcare Companies And State Efforts To Regulate The Sale Of Not-For-Profit Hospitals May Affect Our Ability To Acquire Hospitals.

     One element of our business strategy is to expand through selective acquisitions of hospitals in our existing markets and in new high-growth markets. We compete for acquisitions with other healthcare companies, some of which have greater competitive advantages or financial resources than us. Therefore, we may not be able to acquire hospitals on terms favorable to us or at all. Additionally, many states, including some where we have hospitals and others where we may in the future acquire hospitals, have adopted legislation regarding the sale or other disposition of hospitals operated by not-for-profit entities. In other states that do not have specific legislation, the attorneys general have demonstrated an interest in these transactions under their general obligations to protect charitable assets from waste. These legislative and administrative efforts focus primarily on the appropriate valuation of the assets divested and the use of the proceeds of the sale by the not-for-profit seller. These review and approval processes can add time to the closing of an acquisition of a not-for-profit hospital and future actions on the state level could seriously delay or even prevent our ability to acquire not-for-profit hospitals in the future.

     Difficulties With The Integration Of Acquisitions May Disrupt Our Ongoing Operations.

     If we are able to make acquisitions, we cannot guarantee that we will be able to effectively integrate the acquired facilities with our existing operations. The process of integrating acquired hospitals may require a disproportionate amount of management’s time and attention, potentially distracting management from its day-to-day responsibilities. In addition, poor integration of acquired facilities could cause interruptions to our business activities, including those of the acquired facilities. As a result, we may not realize all or any of the anticipated benefits of an acquisition and we may incur significant costs related to the acquisitions or integration of these facilities. In addition, we may acquire hospitals that have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations.

     Although we seek indemnification from prospective sellers covering these matters, we may nevertheless have material liabilities for past activities of acquired hospitals.

     If Any One Of The Regions In Which We Operate Experiences An Economic Downturn Or Other Material Change, Our Overall Business Results May Suffer.

     Of our 14 acute care hospitals, four are located in Salt Lake City, three are located in Phoenix, three are located in
Tampa-St. Petersburg, and four are located in the State of Texas. For the year ended September 30, 2001, our net revenue was generated as follows:

Operations	Net Revenue

Salt Lake City	26%

Phoenix	20%

Tampa-St. Petersburg	20%

Texas	21%

Health Choice and other	13%

     Any material change in the current demographic, economic, competitive or regulatory conditions in any of these regions could adversely affect our overall business results because of the significance of our operations in each of these regions to our overall operating performance. Moreover, due to the concentration of our revenue in only four regions, our business is not diversified and, therefore, is subject to greater market risks than some competing multi-facility healthcare companies.

     We May Be Subject To Liabilities Because Of Claims Brought Against Our Facilities.

     Plaintiffs frequently bring actions against hospitals and other healthcare providers, alleging malpractice, product liability or other legal theories. Many of these actions involve large claims and significant defense costs. We maintain professional malpractice liability insurance and general liability insurance in amounts we believe are sufficient to cover claims arising out of the operations of our facilities. Some of the claims, however, could exceed the scope of the coverage in effect or coverage of particular claims or damages could be denied. In addition, our insurance coverage may not continue to be available on acceptable terms at reasonable prices that will allow us to maintain adequate levels of insurance coverage.

     Should We Be Unable To Control Healthcare Costs At Health Choice, Our Profitability May Be Adversely Affected.

     During the year ended September 30, 2001, our Health Choice health plan generated approximately 12% of our net revenue and 4% of our EBITDA. Health Choice derives substantially all of its net revenue through a contract with the Arizona Health Care Cost Containment System, which is the state agency that administers Arizona’s Medicaid program. The Arizona Health Care Cost Containment System sets the capitated rates we receive at Health Choice and Health Choice subcontracts with physicians, hospitals and other healthcare providers to provide services to its enrollees. If we fail to effectively manage healthcare costs, these costs may exceed the payments we receive. Many factors can cause actual healthcare costs to exceed the capitated rates set by the Arizona Health Care Cost Containment System, including:

•	our ability to contract with cost-effective healthcare providers;

•	the increased cost of individual healthcare services;

•	the type and number of individual healthcare services delivered; and

•	the occurrence of catastrophes, epidemics or other unforeseen occurrences.

Item 2.    Properties.

     We operate 14 general, acute care hospitals and five ambulatory surgery centers. Of the 14 hospitals we operate, we currently own 12 and lease two. One of the hospitals we own has third party investors that together own an 11.2% ownership interest. Three of the surgery centers we operate are owned by joint ventures in which we own varying interests. The following table contains information concerning our hospitals and ambulatory surgery centers.

Hospitals	City	State	Licensed Beds

Davis Hospital and Medical Center	Layton	UT	126

Jordan Valley Hospital	West Jordan	UT	50

Pioneer Valley Hospital(1)	West Valley City	UT	139

Salt Lake Regional Medical Center	Salt Lake City	UT	200

Mesa General Hospital Medical Center(2)	Mesa	AZ	130

St. Luke’s Medical Center(3)(4)	Phoenix	AZ	295

Tempe St. Luke’s Hospital(4)	Tempe	AZ	109

Memorial Hospital of Tampa	Tampa	FL	174

Palms of Pasadena Hospital	St. Petersburg	FL	307

Town & Country Hospital	Tampa	FL	201

Mid-Jefferson Hospital	Nederland	TX	138

Odessa Regional Hospital(5)	Odessa	TX	121

Park Place Medical Center	Port Arthur	TX	244

Southwest General Hospital	San Antonio	TX	286

Surgery Centers

Davis Surgical Center(6)	Layton	UT	—

Sandy City ASC(7)	West Jordan	UT	—

Biltmore Surgery Center(8)	Phoenix	AZ	—

Metro Surgery Center	Mesa	AZ	—

Arizona Diagnostic and Surgery Center	Mesa	AZ	—

(1)	Pioneer Valley Hospital is leased pursuant to a lease agreement that expires on June 30, 2004. We have options to extend the term of the lease through June 30, 2034.

(2)	Mesa General Hospital Medical Center is leased pursuant to a lease agreement that expires on July 31, 2003. We have options to extend the term of the lease through July 31, 2023.

(3)	Includes St. Luke’s Behavioral Health Center.

(4)	During the year ended September 30, 2001, we leased St. Luke’s Medical Center, St. Luke’s Behavioral Center and Tempe St. Luke’s Hospital pursuant to a lease agreement that would have expired on January 31, 2010. We purchased the land and buildings at these facilities on October 15, 2001.

(5)	Owned by a limited partnership in which we own an 88.8% interest.

(6)	Owned by a joint venture in which we own a 30% interest.

(7)	Owned by a joint venture in which we own a 50% interest.

(8)	Owned by a joint venture in which we own a 62.4% interest.

     We also operate medical office buildings in conjunction with our hospitals. These office buildings are occupied primarily by physicians who practice at our hospitals.

     In addition, we own the land and buildings at Rocky Mountain Medical Center, which we opened on April 10, 2000 and closed on June 2, 2001. We have classified the assets at Rocky Mountain Medical Center as held for sale and currently expect to sell these assets within the next 12 months.

     Our principal executive offices in Franklin, Tennessee are located in approximately 22,500 square feet of office space. Of our office space, 18,500 square feet of space is leased pursuant to a lease that expires in 2003 with respect to approximately 2,000 square feet and in 2005 with respect to 16,500 square feet. We have an option to extend the term of this lease for two additional five-year periods. The remaining 4,000 square feet of our office space is leased pursuant to a sublease that expires in 2004. Our principal executive offices, hospitals and other facilities are suitable for their respective uses and generally are adequate for our present needs.

Item 3.    Legal Proceedings.

     On August 18, 2000, our subsidiary, Rocky Mountain Medical Center, filed a Complaint and Motion for Preliminary Injunction in the Third Judicial District Court for Salt Lake County, State of Utah against St. Mark’s Hospital. St. Mark’s Hospital is owned by HCA Inc. The complaint alleges certain state law violations by St. Mark’s Hospital, including exclusionary contracting practices constituting, among other things, a group boycott under the Utah Antitrust Act, and seeks unspecified monetary and punitive damages. Both parties filed Motions for Summary Judgment in this case and consolidated oral arguments regarding both parties’ motions were held on October 29, 2001. On December 14, 2001, the court denied both parties’ motions. The case is still pending and we intend to continue to vigorously pursue this litigation.

     We are involved in other litigation and proceedings in the ordinary course of our business. We do not believe the outcome of any such litigation will have a material adverse effect upon our business, financial condition or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of stockholders during the fourth quarter ended September 30, 2001.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters.

     There is no established public trading market for our common stock. At December 20, 2001, there were 61 holders of record of our common stock.

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

Item 6.    Selected Financial Data.

     The following tables present selected financial data for our company for the years ended September 30, 2001 and 2000 derived from our audited consolidated and combined financial statements and include financial data for the Tenet hospitals from October 15, 1999, their date of acquisition. The consolidated and combined financial statements and the related notes to our consolidated and combined financial statements for the years ended September 30, 2001 and 2000 and the nine months ended September 30, 1999, together with the related report of independent auditors are included elsewhere in this annual report on Form 10-K.

     The following tables also present selected historical financial data for the Paracelsus hospitals for each of the fiscal years in the two years ended December 31, 1998 and 1997, and for the nine months ended September 30, 1999 and 1998. We have derived the selected financial data for each of the two years ended December 31, 1998 and 1997 and for the nine months ended September 30, 1999 from the audited combined financial statements of the Paracelsus hospitals. We have derived the selected financial data for the nine months ended September 30, 1998 from the unaudited combined financial statements of the Paracelsus hospitals.

     The following data should be read in conjunction with the consolidated and combined financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that appear elsewhere in this annual report on Form 10-K.

	IASIS		Paracelsus Hospitals(1)

	Year Ended		Nine Months Ended		Years Ended
	September 30,		September 30,		December 31,

	2001	2000	1999	1998	1998	1997

(in thousands)
Statement of Operations Data:

Net revenue	$889,541	$815,163	$137,397	$134,017	$178,309	$186,263

Costs and expenses:

Salaries and benefits	317,439	285,451	47,169	47,306	63,158	63,902

Supplies and other operating expenses	395,003	357,552	56,846	55,073	71,346	71,609

Provision for bad debts	73,417	60,579	9,934	8,131	11,822	16,488

Interest, net	64,346	62,352	7,304	13,426	17,088	22,097

Depreciation and amortization	53,163	47,559	9,620	8,606	11,770	11,122

Allocated management fees	—	—	5,027	4,940	6,587	7,519

Recapitalization costs (2)	—	3,478	—	—	—	—

Reversal of excess loss contract accrual (3)	—	—	—	(7,500)	(7,500)	(15,531)

Provision for asset revaluation, closure and other costs (4)	16,612	—	—	—	—	3,500

Total costs and expenses	919,980	816,971	135,900	129,982	174,271	180,706

Earnings (loss) from continuing operations before income taxes	(30,439)	(1,808)	1,497	4,035	4,038	5,557

Minority interests	441	74	(140)	54	68	23

Earnings (loss) from continuing operations before income taxes	(30,880)	(1,882)	1,637	3,981	3,970	5,534

Income tax expense	—	2,219	—	—	—	—

Net earnings (loss) from continuing operations	$(30,880)	$(4,101)	$1,637	$3,981	$3,970	$5,534

Balance Sheet Data:

Total assets	$866,309	$873,839	$213,259	$222,458	$216,319	$232,943

Long-term debt and capital lease obligations (including current portion)	550,177	557,654	1,499	1,269	2,273	2,019

Stockholder’s equity (deficit)(5)	166,294	5,431	(84,585)	(85,568)	(85,634)	(89,115)

Working capital	69,635	65,018	3,687	17,433	10,350	16,028

(1)	The selected financial data includes complete financial data for the Paracelsus hospitals for the all of the periods noted with the exception of Rocky Mountain Medical Center, which is included from January 1, 1997 through the closure of the facility as of June 30, 1997. The facility was reopened by us on April 10, 2000 and closed on June 2, 2001.

(2)	We incurred legal, accounting and other related charges of approximately $3.5 million in connection with the recapitalization transaction.

(3)	The loss reserve of approximately $38.1 million initially recorded in 1996 in connection with an unprofitable capitated Medicare managed care contract at Rocky Mountain Medical Center was reduced by approximately $15.5 million in 1997 and by $7.5 million in 1998 based on the final settlement of the unprofitable payor contract.

(4)	In 2001, we recorded asset revaluation, closure and other costs of $16.6 million related to the closure of Rocky Mountain Medical Center in June 2001, employee severance costs and the write-off of deferred initial public offering costs. In 1997, closure costs of $3.5 million were recorded due to the closure of Rocky Mountain Medical Center in June 1997.

(5)	On October 26, 2000, all shares of our mandatorily redeemable Series A and Series B preferred stock were exchanged for shares of our common stock on the basis of ten common shares for each preferred share. The exchange was recorded in the first quarter of 2001 and increased our stockholders’ equity by approximately $189.3 million.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated and combined financial statements, the notes to our consolidated and combined financial statements, and the other financial information appearing elsewhere in this report. Data for the years ended September 30, 2001 and 2000 has been derived from our audited consolidated and combined financial statements. Data for the year ended September 30, 1999 is unaudited and has been derived from the unaudited condensed combined financial statements of the Paracelsus hospitals. Data for the nine months ended September 30, 1999 has been derived from the audited combined financial statements of Paracelsus and may not be indicative of operating results for the full year. Data for periods prior to the 2000 fiscal year may not be indicative of the results of operations that we would have experienced had we been an independent, stand-alone entity during all of the periods presented.

Forward Looking Statements

     Some of the statements we make in this annual report on Form 10-K are forward-looking within the meaning of the Federal securities laws, which are intended to be covered by the safe harbors created thereby. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations including, but not limited to, the discussions of our operating and growth strategy (including possible acquisitions or dispositions), financing needs, projections of revenue, income or loss and future operations. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results in future periods to differ materially from those anticipated in the forward-looking statements. Those risks and uncertainties include, among others, the risks and uncertainties discussed under the caption “Risk Factors” in this annual report on Form 10-K. Although we believe that the assumptions underlying the forward-looking statements contained in this report are reasonable, any of these assumptions could prove to be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this annual report on Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included in this report, you should not regard the inclusion of such information as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements contained in this report to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

General

     We are a leading owner and operator of acute care hospitals that develops and operates networks of medium-sized hospitals in high-growth urban and suburban markets. We operate our hospitals with a strong community focus by offering and developing healthcare services to meet the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans. At September 30, 2001, we owned or leased 14 hospitals with a total of 2,063 beds in service. Our hospitals are located in four regions:

•	Salt Lake City, Utah;
•	Phoenix, Arizona;
•	Tampa-St. Petersburg, Florida; and
•	three cities in the State of Texas, including San Antonio.

We also operate five ambulatory surgery centers and a Medicaid managed health plan called Health Choice, serving over 49,000 members in Arizona at September 30, 2001.

     Net revenue is comprised of net patient service revenue and other revenue. Net patient service revenue is reported net of contractual adjustments. The adjustments principally result from differences between the hospitals’ established charges and payment rates under Medicare, Medicaid and various managed care organizations. Established hospital charges generally have increased at a faster rate than the rate of increase for Medicare and Medicaid payments. The calculation of appropriate payments from the Medicare and Medicaid programs as well as terms governing agreements with other third party payors are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term. We believe that we are in compliance with all applicable laws and regulations and are not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on our financial statements. Other revenue includes revenue from Health Choice, medical office building rental income and other miscellaneous revenue. Operating expenses consist of salaries and benefits, supplies, other operating expenses, provision for bad debts, allocation of management fees and reversal of excess loss accruals.

     Our hospitals’ net patient service revenue continues to be affected by an increasing proportion of revenue being derived from fixed payment, higher discount sources including Medicare, Medicaid, managed care organizations and others. Fixed payment amounts are often based upon a diagnosis regardless of the cost incurred or the level of services provided. Our net revenue, cash flows and earnings have been reduced by this reimbursement methodology. We expect patient volumes from Medicare and Medicaid to continue to increase due to the general aging of the population and expansion of state Medicaid programs. Under the Balanced Budget Act of 1997, reimbursement from Medicare and Medicaid was reduced during 1998, 1999, 2000 and 2001 and will continue to be reduced as certain changes are phased in during 2002. Certain of the rate reductions resulting from the Balanced Budget Act of 1997 are being mitigated by the Balanced Budget Refinement Act of 1999 and the Benefits Improvement Protection Act of 2000. It is estimated that the Benefits Improvement Protection Act of 2000 will provide approximately $35.0 billion in funding restorations to Medicare healthcare providers over a period of five years, approximately one-third of which will go to hospitals. Exclusive of Health Choice, the percentage of our net revenue related to Medicare and Medicaid was approximately 32% for the year ended September 30, 2001.

     Our net revenue also is affected by the trend toward performing more services on an outpatient basis due to advances in medical technology and pharmacology as well as cost containment pressures from Medicare, Medicaid, managed care organizations and other sources of revenue. Approximately 36% of our gross patient revenue during the year ended September 30, 2001 was generated from outpatient procedures.

Recapitalization and Acquisition Transactions

     Our company was formed in October 1999 through a series of transactions that were arranged by Joseph Littlejohn & Levy, Inc. and members of our management team. Joseph Littlejohn & Levy is the private equity firm that controls JLL Healthcare, LLC, our largest stockholder. The first transaction was effective October 8, 1999, when Paracelsus Healthcare Corporation and unrelated third parties recapitalized five acute care hospitals in the Salt Lake City, Utah market owned by a subsidiary of Paracelsus. In connection with the recapitalization, JLL Healthcare, LLC and some of our stockholders purchased an aggregate of $125.0 million of the outstanding common stock of the subsidiary of Paracelsus. The subsidiary then repurchased $155.0 million of its common stock from Paracelsus. The recapitalization transaction resulted in Paracelsus retaining an approximately 6% minority interest in the preexisting Paracelsus subsidiary that owned the five acute care hospitals. After the recapitalization, the former Paracelsus subsidiary changed its name to IASIS Healthcare Corporation and changed its fiscal year end to September 30.

     The second transaction was effective October 15, 1999, when we acquired ten acute care hospitals and other related facilities and assets from Tenet Healthcare Corporation. Concurrent with the Tenet transaction, a company formed by members of our management to acquire and operate hospitals and related businesses was merged with and into a wholly owned subsidiary of our company.

     The Tenet transaction and merger with a company formed by members of our management were accounted for using the purchase method of accounting. The operating results of these acquired companies have been included in our accompanying consolidated and combined statements of operations from the October 15, 1999 date of acquisition.

Discontinued Operations

     Our financial results from continuing operations exclude the results of Clinicare, our physician practice operations that consisted of 31 physicians in 13 offices. We have substantially completed exiting this business by selling the assets of our physician practices and closing our practice support offices. Net revenue and expenses associated with these operations have been reclassified to discontinued operations. We incurred losses from our discontinued physician practice operations in the year ended September 30, 2000 of $10.6 million, compared to losses of $600,000 in the year ended September 30, 1999. The loss from discontinued operations for the year ended September 30, 2000, included a charge of $7.4 million to provide for costs associated with the discontinuation and disposal of the physician practice operations. During the year ended September 30, 2001, $1.0 million of previously recorded loss accruals were reversed due to discontinuing these operations to date at costs that were less than previously estimated.

Selected Operating Data

     The following table sets forth certain unaudited operating data for each of the periods presented. The operating data include the Tenet hospitals from October 15, 1999, their date of acquisition.

				Nine Months
	Year Ended	Year Ended	Year Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2001	2000	1999	1999

Number of hospitals at end of period	14	15	4	4

Licensed beds at end of period	2,520	2,685 (1)	515	515

Beds in service at end of period	2,063	2,194 (1)	501	501

Average length of stay (days)(2)	4.32	4.45	3.53	3.59

Occupancy rates (average beds in service)	44.1%	43.0%	34.7%	36.4%

Admissions(3)	80,511	74,243	17,946	13,849

Adjusted admissions(4)	130,502	121,030	33,969	25,726

Patient days(5)	347,689	330,510	63,398	49,773

Adjusted patient days(4)	545,781	522,908	122,691	93,863

(1)	Includes 118 licensed beds and 71 beds in service at Rocky Mountain Medical Center, opened on April 10, 2000 and closed on June 2, 2001.

(2)	Represents the average number of days that a patient stayed in our hospitals.

(3)	Represents the total number of patients admitted to our hospitals for stays in excess of 23 hours. Management and investors use this number as a general measure of inpatient volume.

(4)	Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions/patient days by multiplying admissions/patient days by gross patient revenue and then dividing that number by gross inpatient revenue.

(5)	Represents the number of days our beds were occupied over the period.

Results of Operations

     The following table presents, for the periods indicated, information expressed as a percentage of net revenue. Such information has been derived from our consolidated and combined statements of operations. The results of operations include the Tenet hospitals, Health Choice and the company formed by members of our management from October 15, 1999, their acquisition date.

			Year Ended	Nine Months
	Year Ended	Year Ended	September 30,	Ended
	September 30,	September 30,	1999	September 30,
	2001	2000	(unaudited)	1999

Net revenue	100.0%	100.0%	100.0%	100.0%

Salaries and benefits	35.7	35.0	34.7	34.3

Supplies	14.9	15.1	14.3	14.3

Other operating expenses(1)	29.5	28.8	29.6	30.8

Provision for bad debts	8.2	7.4	7.5	7.2

Total operating expenses	88.3	86.3	86.1	86.6

EBITDA(2)	11.7	13.7	13.9	13.4

Depreciation and amortization	6.0	5.8	7.0	7.0

Interest, net	7.2	7.7	6.1	5.3

Minority interests	0.1	—	(0.1)	(0.1)

Provision for asset revaluation, closure and other costs	1.9

Recapitalization costs	—	0.4	—	—

Earnings (loss) from continuing operations before income taxes	(3.5)	(0.2)	0.9	1.2

Income tax expense	—	0.3	—	—

Earnings (loss) from continuing operations	(3.5)	(0.5)	0.9	1.2

Earnings (loss) from discontinued operations	0.1	(1.3)	(0.4)	(0.4)

Net earnings (loss)	(3.4)%	(1.8)%	0.5%	0.8%

(1)	Other operating expenses consist of allocated management fees, reversal of excess loss accruals and other direct operating costs.

(2)	EBITDA represents earnings from continuing operations before interest expense, minority interests, income taxes, provision for asset revaluation, closure and other costs, recapitalization costs and depreciation and amortization. Although EBITDA should not be considered in isolation or as a substitute for net earnings, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States, management understands that EBITDA is commonly used to evaluate a company’s financial performance, especially in evaluating healthcare companies. EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

Year Ended September 30, 2001 Compared to Year Ended September 30, 2000

     Net revenue for the year ended September 30, 2001 was $889.5 million, an increase of $74.3 million, or 9.1%, from $815.2 million for the year ended September 30, 2000. Approximately $22.8 million of the increase in net revenue was due to the inclusion of a full year of operations for the Tenet facilities and Health Choice compared to the prior year period, which included the results of these operations from their acquisition date, October 15, 1999. The remaining increase in net revenue consisted of $36.7 million from hospital operations, which we refer to as our acute care service segment in our financial statements, and $21.2 million from Health Choice. Offsetting a portion of this increase was a reduction to net revenue of $6.35 million in our hospital operations to provide for managed care valuation allowances during the year ended September 30, 2001. Of this amount, a provision of $4.5 million was made for healthcare service claims disputed with managed care organizations and other third-party payors. These claims resulted from services rendered to patients in previous periods and were considered valid claims for reimbursement at the time the services were rendered. We substantially completed an information systems conversion in calendar year 2000. Certain managed care and other claims submitted during the conversion period were denied, in whole or in part, by third-party payors as being improperly submitted. The allowance was provided to report the claims at their estimated net realizable value. Also, we terminated a capitated contract with a managed care organization at two of our Phoenix hospitals in March 2001. The remainder of the managed care valuation allowances related to a provision of $1.85 million due to disputes that arose with respect to costs associated with patients covered under that capitated contract.

     Net revenue from our hospital operations for the year ended September 30, 2001 was $779.0 million, an increase of $53.3 million, or 7.3%, from $725.7 million for the same period in 2000. Approximately $19.5 million of the increase was due to the inclusion of a full year of operations for the Tenet hospital facilities. Net revenue from Rocky Mountain Medical Center increased $8.4 million from $4.5 million for the year ended September 30, 2000 to $12.9 million for the year ended September 30, 2001. Rocky Mountain Medical Center was closed on June 2, 2001, as discussed below. The remaining increase in net revenue was due to volume growth and price increases in our hospital operations. The increase in volume was attributable largely to our increased focus on improving physician relations and communications, physician recruitment, new services, facility improvements and population growth in our primary service areas. As discussed above, our net revenue was reduced by $6.35 million during the year ended September 30, 2001 for managed care valuation allowances. Our net revenue per adjusted patient day, excluding Rocky Mountain Medical Center, increased 2.5% for the year ended September 30, 2001, or 3.4% excluding the effect of the managed care valuation allowances. The overall increase in net revenue from our hospital operations also was negatively affected by a decline in the net revenue and volume in the hospital operations in our Arizona market.

     In our Arizona market, admissions and patient days each declined by approximately 3.0% during the year ended September 30, 2001 compared to the prior year. The decline in volume in that market was due primarily to the closure of two sub-acute units, turnover in management at certain of the hospitals and the termination of the capitated contract. During the three months ended September 30, 2001, we hired new management for our hospital operations in that market. Prior to March of 2001, we had a significant capitated Medicare contract in our Arizona market under which we experienced an increase in utilization and other costs without corresponding increases in net revenue. In an effort to improve operating results, effective March 1, 2001, we terminated the capitated contract and renegotiated this contract to a per-diem arrangement under which we generally are paid a fixed payment for each day a patient receives care in our hospitals.

     Admissions, excluding Rocky Mountain Medical Center, increased 7.7% from 73,887 for the year ended September 30, 2000 to 79,594 for the same period in 2001, and patient days, excluding Rocky Mountain Medical Center, increased 4.6% from 329,121 in 2000 to 344,394 in 2001. Adjusted admissions, excluding Rocky Mountain Medical Center, increased 7.2% from 120,259 for the year ended September 30, 2000 to 128,923 for the same period in 2001 and adjusted patient days, excluding Rocky Mountain Medical Center, increased 3.8% from 520,435 in 2000 to 540,108 in 2001. Assuming that the acquisition of the Tenet hospital facilities on October 15, 1999 was effective as of October 1, 1999, admissions, patient days, adjusted admissions and adjusted patient days, excluding Rocky Mountain Medical Center, would have increased 4.8%, 1.6%, 4.4% and 0.9%, respectively. These changes in volume were negatively impacted during the year ended September 30, 2001 by the results from our Arizona market, as discussed above. Excluding Rocky Mountain Medical Center, the average length of stay resulting from admissions and patient days decreased 2.7% from 4.45 days for the year ended September 30, 2000 to 4.33 days for the same period in 2001. This decrease in length of stay was attributable in part to improved case management, growth in services requiring shorter length of stays, closure of the sub-acute units in the Arizona market and changes in technology, pharmacology and clinical practices.

     Net revenue from Health Choice was $110.6 million for the year ended September 30, 2001, an increase of $21.2 million, or 23.7%, from $89.4 million for the year ended September 30, 2000. Approximately $3.3 million of the increase is due to the inclusion of a full year of operations for Health Choice. Additionally, covered lives under this prepaid Medicaid plan have increased 21.4% from 40,746 at September 30, 2000 to 49,455 at September 30, 2001. The increase in covered lives has positively impacted Health Choice net revenue for the year ended September 30, 2001 compared to the prior year period.

     Operating expenses increased $82.3 million from $703.6 million for the year ended September 30, 2000 to $785.9 million for the year ended September 30, 2001. Operating expenses as a percentage of net revenue were 88.3% for the year ended September 30, 2001, compared to 86.3% for the year ended September 30, 2000. Excluding Rocky Mountain Medical Center and the effect of the $6.35 million managed care valuation allowances, operating expenses as a percentage of net revenue were 86.4% for the year ended September 30, 2001 and 85.1% for the year ended September 30, 2000.

     Operating expenses from our hospital operations for the year ended September 30, 2001 were $679.4 million, an increase of $61.9 million, or 10.0%, from $617.5 million for the year ended September 30, 2000. Approximately $18.6 million of the increase, consisting of $8.7 million in salaries and benefits, $1.8 million in supplies, $400,000 in provision for bad debts and $7.7 million in other operating expenses, was due to the inclusion of a full year of operations for the Tenet hospital facilities. Of the remaining $43.3 million increase in operating expenses, $9.5 million was due to an increase in the operating expenses of Rocky Mountain Medical Center and $33.8 million was due primarily to the volume growth in our hospital operations, increases in labor and benefits costs, including increased use of contract labor, and increases in the provision of bad debts.

     Excluding Rocky Mountain Medical Center and the managed care valuation allowances, operating expenses from our hospital operations as a percentage of net revenue were 85.0% for the year ended September 30, 2001 compared to 83.7% for the year ended September 30, 2000. This increase was due primarily to a combination of increased salaries and benefits expense and provision for bad debts as a percentage of net revenue for the year ended September 30, 2001 compared to the prior year, offset partially by a decrease in supplies and other operating expenses as a percentage of net revenue for the same period. Salaries and benefits expense as a percentage of net revenue increased 1.3% from year to year due primarily to an increased level of temporary staffing in certain of our markets where volume has been growing, general wage inflation, increased cost and utilization of healthcare benefits for employees and increased staffing at our corporate office. Contract labor increased by $5.8 million during the year ended September 30, 2001 compared to the prior year primarily due to labor shortages in nursing and technicians. Corporate salaries and wages increased by approximately $1.6 million for the year ended September 30, 2001 compared to the prior year as a result of building our corporate support infrastructure. Provision for bad debts as a percentage of net revenue increased 0.8% from year to year primarily due to self-pay inpatient volume principally through our emergency room services and an increase in self-pay accounts receivable resulting from balances due after insurance payments, such as deductibles and co-insurance. Supplies expense as a percentage of net revenue decreased 0.1% due to increasing compliance with our group purchasing contract and decreased supplies utilization beginning in the three months ended September 30, 2001. Other operating expenses as a percentage of net revenue decreased 0.7% from year to year primarily due to lower professional fees and purchased services expenses, partially as a result of substantially completing our information system conversions. We expect our other operating expenses to be negatively impacted for fiscal year 2002 by an overall increase in insurance premiums generally and a significant increase in our self-insured retention for professional liability insurance.

     We opened Rocky Mountain Medical Center in Salt Lake City, Utah on April 10, 2000 with 118 licensed beds and 71 beds in service. Our census levels and net revenue were slow to grow and significantly lower than we expected prior to opening the hospital primarily as a result of what we believe to be exclusionary contracting practices pursued in the Salt Lake City market by a competitor. As a result, we closed Rocky Mountain Medical Center on June 2, 2001 and recorded asset revaluation and closure costs of $11.9 million during the year ended September 30, 2001, as discussed below. We have classified the assets at Rocky Mountain Medical Center as held for sale and currently expect to sell these assets within the next 12 months. In addition, as a result of the exclusionary contracting practices that we believe had a material adverse effect on the business and operations of Rocky Mountain Medical Center, we filed a lawsuit against the competitor seeking damages and other remedies. The lawsuit is currently pending.

     During the year ended September 30, 2001, Rocky Mountain Medical Center generated net revenue of $12.9 million and incurred operating expenses of $23.0 million, resulting in an EBITDA loss of $10.1 million. During the year ended September 30, 2000, Rocky Mountain Medical Center generated net revenue of $4.5 million and incurred operating expenses of $13.5 million, resulting in an EBITDA loss of $9.0 million. We incurred operating expenses of $23.0 million for the year ended September 30, 2001, at Rocky Mountain Medical Center, consisting of $7.7 million in salaries and benefits, $2.6 million in supplies, $3.3 million in provision for bad debts and $9.4 million in other operating expenses. For the year ended September 30, 2000, we incurred operating expenses of $13.5 million at Rocky Mountain Medical Center, consisting of $5.5 million in salaries and benefits, $1.3 million in supplies, $900,000 in provision for bad debts and $5.8 million in other operating expenses. Other operating expenses included costs for purchased services, rents and leases, utilities, marketing, insurance and other expenses, including professional fees associated with the lawsuit noted above of approximately $900,000 and $335,000 for the years ended September 30, 2001 and 2000, respectively.

     Operating expenses for Health Choice increased $20.3 million to $106.4 million for the year ended September 30, 2001 compared to $86.1 million for the year ended September 30, 2000, due to the incremental cost of increased enrollment and the fact Health Choice was acquired effective October 15, 1999 and therefore did not have a full twelve months of expenses in the prior period. Operating expenses as a percentage of net revenue for Health Choice were comparable at 96.3% for each of the years ended September 30, 2001 and 2000.

     EBITDA was $103.7 million, or 11.7% of net revenue, for the year ended September 30, 2001, compared to $111.6 million, or 13.7% of net revenue, for the year ended September 30, 2000. Excluding results from Rocky Mountain Medical Center and the managed care valuation allowances, net revenue and EBITDA were $883.0 million and $120.2 million, respectively, for the year ended September 30, 2001, compared to net revenue and EBITDA of $810.7 million and $120.6 million, respectively, for the year ended September 30, 2000. This resulted in an EBITDA margin of 13.6% for the year ended September 30, 2001, compared to an EBITDA margin of 14.9% for the year ended September 30, 2000.

     EBITDA for hospital operations, excluding Rocky Mountain Medical Center and the managed care valuation allowances, was $116.1 million, or 15.0% of net revenue, for the year ended September 30, 2001, compared to $117.3 million, or 16.3% of net revenue, for the year ended September 30, 2000. Assuming that the acquisition of the Tenet hospital facilities on October 15, 1999 was effective as of October 1, 1999, EBITDA for hospital operations, excluding Rocky Mountain Medical Center, for the year ended September 30, 2000 would have been $116.1 million, or 15.7% of net revenue. The decline in the EBITDA margin for hospital operations, excluding the effect of Rocky Mountain Medical Center and the managed care valuation allowances, was due primarily to increases in salaries and benefits expense and provision for bad debts as noted above.

     Health Choice, our Medicaid managed health plan, has a significantly lower EBITDA margin than hospital operations. EBITDA for Health Choice was $4.1 million for the year ended September 30, 2001 and $3.3 million for the year ended September 30, 2000, each representing 3.7% of net revenue. Assuming that the acquisition of Health Choice on October 15, 1999 was effective as of October 1, 1999, the EBITDA margin for Health Choice for the year ended September 30, 2000 would have represented 3.6% of net revenue.

     Depreciation and amortization expense increased $5.6 million from $47.6 million for the year ended September 30, 2000 to $53.2 million for the year ended September 30, 2001 due to the timing of the Tenet transaction on October 15, 1999, the depreciation of assets associated with Rocky Mountain Medical Center and the depreciation of information systems equipment that was acquired subsequent to March 31, 2000.

     Interest expense increased $2.0 million from $62.4 million for the year ended September 30, 2000 to $64.4 million for the year ended September 30, 2001 due to the timing of borrowings of $560.0 million associated with the Tenet transaction and the recapitalization of the Paracelsus hospitals in October 1999, offset partially by interest rate decreases during 2001.

     We recorded no benefit for income taxes for the year ended September 30, 2001 due to the uncertainty of realizing a tax benefit related to the losses incurred. We recorded a provision for income taxes for the year ended September 30, 2000 of $2.2 million. Our provision for income taxes for the year ended September 30, 2000 resulted from differences between earnings recognized for financial reporting purposes and taxable income and the corresponding change in valuation allowance on our deferred tax assets. See Note 7 of the notes to the consolidated and combined financial statements for information regarding differences between effective tax rates and statutory rates.

     We recorded no accretion and a reversal of preferred stock dividends of $25.3 million during the year ended September 30, 2001, compared to preferred stock dividends and accretion of $25.4 million recorded during the year ended September 30, 2000. The preferred stock, which was exchanged for shares of our common stock on the basis of ten common shares for each preferred share in October 2000, was mandatorily redeemable and dividends were payable in shares of our common stock. The preferred stock was exchanged for common stock without benefit to the preferred stockholders of the accrued dividends, therefore, the accrual of dividends was reversed in the first quarter of fiscal 2001. Net loss attributable to common stockholders after the effect of the preferred stock dividends and accretion for the year ended September 30, 2001 was $4.5 million compared to a net loss of $40.1 million for the year ended September 30, 2000.

Year Ended September 30, 2000 Compared to Year Ended September 30, 1999

     Net revenue for the year ended September 30, 2000 was $815.2 million, an increase of $633.5 million, or 348.7%, from $181.7 million for the year ended September 30, 1999. The increase in net revenue was due largely to the addition of the Tenet hospitals and Health Choice. The Tenet hospitals and Health Choice contributed approximately $607.5 million in net revenue for the year ended September 30, 2000, or 95.9% of the total increase in net revenue for the year ended September 30, 2000, compared to the same period in 1999. During the year ended September 30, 2000, total admissions and patient days were 74,243 and 330,510, respectively, of which 54,572 admissions and 262,734 patient days resulted from the addition of the Tenet hospitals. Same facilities, which represent the Paracelsus operations other than Rocky Mountain Medical Center, provided $203.2 million in net revenue in 2000 versus $181.7 million in 1999, or $21.5 million of the increase in net revenue for the year ended September 30, 2000 compared to 1999. The remaining increase in net revenue related to the opening of Rocky Mountain Medical Center in April 2000, which contributed $4.5 million in net revenue during the year ended September 30, 2000. As discussed above, we closed Rocky Mountain Medical Center on June 2, 2001.

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

     Operating expenses increased by $547.2 million from $156.4 million for the year ended September 30, 1999 to $703.6 million for the year ended September 30, 2000 largely due to the addition of the Tenet hospitals and Health Choice. The Tenet hospitals and Health Choice contributed $511.6 million in operating expenses for the year ended September 30, 2000, or 93.5% of the total increase in operating expenses for the year ended September 30, 2000 compared to the year ended September 30, 1999. Components of this increase were $204.1 million in salaries and benefits, $92.9 million in supplies, $45.8 million in provision for bad debts and $168.8 million in other operating expenses.

     Operating expenses for same facilities increased $18.6 million during the year ended September 30, 2000, due primarily to the incremental cost of increased patient volume, higher supply costs, and increased salary, benefit and temporary staffing costs. We experienced increased competition for personnel in Utah, which required us to use a higher level of temporary staffing to meet patient needs. The increased level of temporary staffing and general wage inflation resulted in an increase in salaries and benefits expense per paid full time equivalent employee over the prior year period. Personnel were shared among hospitals in the Utah market where possible to increase staffing efficiency and reduce the need for temporary staffing. Effective April 1, 2000, we converted information systems at three of our Utah facilities. These conversions required extensive staff training, both formal and informal on the job training, which created additional temporary and overtime costs. Our benefit expense was higher than in the prior year period due to higher costs, use of a different benefit plan in fiscal 2000 and differences in the way we record benefits compared to the allocation methodologies used by the former owner. The increase in supply costs was due to rising costs of pharmaceuticals and other supplies, including high cost medical devices, and increasing volume in existing services.

     Of the remaining $17.0 million increase in operating expenses, $13.5 million related to Rocky Mountain Medical Center and $3.5 million related to corporate and miscellaneous other operating expenses that increased as a result of the growth of our company. During the year ended September 30, 2000, we added personnel to our corporate staff in the areas of operations management, operations finance, clinical operations, information systems and corporate finance.

     During the year ended September 30, 2000, at Rocky Mountain Medical Center we recorded net revenue of $4.5 million and incurred operating expenses of $13.5 million, resulting in an EBITDA loss of $9.0 million. The operating expenses of $13.5 million incurred during the year ended September 30, 2000 consisted of $5.5 million in salaries and benefits, $1.3 million in supplies, $900,000 in provision for bad debts and $5.8 million in other operating expenses. Other operating expenses included costs for purchased services, rents and leases, utilities, marketing, insurance and other expenses, including approximately $335,000 of professional fees associated with the lawsuit we have filed with respect to Rocky Mountain Medical Center.

     Operating expenses as a percentage of net revenue were 86.3% for the year ended September 30, 2000 and 86.1% for the year ended September 30, 1999. EBITDA was $111.6 million, or 13.7% of net revenue, for the year ended September 30, 2000, compared to $25.3 million, or 13.9% of net revenue, for the year ended September 30, 1999. This decline in the EBITDA margin was due primarily to the addition of Health Choice and the operating losses at Rocky Mountain Medical Center. As noted above, Health Choice has a significantly lower EBITDA margin than hospital operations. Excluding results from Rocky Mountain Medical Center and Health Choice, net revenue and EBITDA were $721.3 million and $117.3 million, respectively, for the year ended September 30, 2000, resulting in an EBITDA margin of 16.3%.

     Depreciation and amortization expense increased $34.8 million from $12.8 million for the year ended September 30, 1999 to $47.6 million for the year ended September 30, 2000 due to the Tenet transaction and the merger with a company formed by members of our management.

     Interest expense increased $51.4 million from $11.0 million for the year ended September 30, 1999 to $62.4 million for the year ended September 30, 2000, primarily due to borrowings of $560.0 million associated with the Tenet transaction and the recapitalization of the Paracelsus hospitals. Interest expense of $11.0 million for the year ended September 30, 1999 primarily represented interest costs that Paracelsus allocated to us in proportion to amounts due to Paracelsus.

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

     We recorded preferred stock dividends and accretion of $25.4 million during the year ended September 30, 2000. The preferred stock, which was exchanged to shares of common stock in October 2000, was mandatorily redeemable and dividends were payable in shares of our capital stock. Therefore, the accrual of dividends did not result in a cash payment. Net loss attributable to common stockholders after the effect of the preferred stock dividends and accretion for the year ended September 30, 2000 was $40.1 million compared to net earnings of $1.0 million for the same period in 1999.

Asset Revaluation, Closure and Other Costs

Asset Revaluation

     During the year ended September 30, 2001, we closed Rocky Mountain Medical Center and recorded a pre-tax asset revaluation charge of approximately $2.8 million related to the closure and revaluation of net assets in conjunction with their classification as held for sale. At September 30, 2001, Rocky Mountain Medical Center net assets held for sale and expected to be sold within the next 12 months totaled approximately $24.6 million, net of the asset revaluation allowance. There can be no assurance, however, that we will recover the entire amount. Net revenue and pre-tax losses from Rocky Mountain Medical Center were $12.9 million and $16.1 million, respectively, for the year ended September 30, 2001, excluding the asset revaluation and closure charge, and $4.5 million and $15.7 million, respectively, for the year ended September 30, 2000.

Closure Costs

     During the year ended September 30, 2001, we adopted and implemented an exit plan and recorded pre-tax closure charges of approximately $9.1 million with respect to the closure of Rocky Mountain Medical Center. These charges were comprised of approximately $1.5 million in severance and related costs, $3.5 million in facility and lease termination costs, $2.4 million in contract termination costs and $1.7 million in other exit costs. These closure plans included the involuntary termination of approximately 200 hospital and business office personnel, which were completed by September 30, 2001. During the year ended September 30, 2001, we paid a total of $3.4 million in closure costs, including approximately $1.7 million in severance and related costs, $700,000 in facility and lease termination costs, $400,000 in contract termination costs and $600,000 in other exit costs related to the closure of Rocky Mountain Medical Center. At September 30, 2001, accrued closure costs totaled approximately $5.6 million and consisted of approximately $300,000 in severance and related costs, $2.7 million in facility and lease termination costs, $2.0 million in contract termination costs and $600,000 in other exit costs.

Other Costs

     We recorded employee severance costs of $2.5 million during the year ended September 30, 2001 related to management severance and the termination of employees in one of our markets.

     During the year ended September 30, 2001, we recorded costs of $2.2 million to write-off deferred initial public offering costs. On January 22, 2001, we filed a Registration Statement on Form S-1 with the Securities and Exchange Commission, which was amended on February 13, 2001 and March 6, 2001, to register the sale of our common stock through an underwritten public offering. We subsequently decided not to pursue the public offering and it was terminated.

Summary of Operations by Quarter

     The following table presents unaudited quarterly operating results for the fiscal years ending September 30, 2001 and 2000. We believe that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the consolidated and combined financial statements. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

	Quarter Ended

	Sept. 30,	June 30,	March 31,	Dec. 31,
	2001	2001	2001	2000

		(in thousands)
Net revenue	$220,578	$216,975	$232,619	$219,369

EBITDA	23,147	17,167	35,610	27,758

Net earnings (loss) from continuing operations	(4,552)	(27,699)	4,982	(3,611)

Net earnings (loss)	(4,552)	(26,699)	4,982	(3,611)

	Quarter Ended

	Sept. 30,	June 30,	March 31,	Dec. 31,
	2000	2000	2000	1999

		(in thousands)
Net revenue	$206,076	$210,879	$220,513	$177,695

EBITDA	19,383	27,520	37,063	27,615

Net earnings (loss) from continuing operations	(9,891)	(1,575)	7,859	(494)

Net earnings (loss)	(18,378)	(788)	6,176	(1,713)

Liquidity and Capital Resources

     At September 30, 2001, we had $69.6 million in working capital, compared to $65.0 million at September 30, 2000, an increase of $4.6 million. We generated cash of $46.5 million in operating activities during the year ended September 30, 2001, compared to using $39.4 million of cash in operating activities during the year ended September 30, 2000. During the year ended September 30, 2001, the increase in working capital was due primarily to reclassification of $24.6 million of Rocky Mountain Medical Center assets as assets held for sale at September 30, 2001, largely offset by increases in accounts payable and current portions of long-term debt. Net accounts receivable increased $1.1 million from $146.7 million at September 30, 2000 to $147.8 million at September 30, 2001 and amounted to approximately 70 days of net revenue outstanding at September 30, 2001 and September 30, 2000. The increase in net accounts receivable at September 30, 2001 was due to the growth in our business and an increase in Medicare settlement receivables. This increase in Medicare settlement receivables resulted from the implementation of the outpatient prospective payment system. The fiscal intermediaries have been unable to provide data necessary to complete reports for periods after the August 1, 2000 implementation date of the outpatient prospective payment system, resulting in industry-wide extensions of the due dates for filing cost reports for such periods. These delays have caused our Medicare settlement receivables to increase from approximately $3.0 million at September 30, 2000 to approximately $12.5 million at September 30, 2001. Excluding Medicare settlement receivables, our days of net revenue outstanding at September 30, 2001 were 64. Prepaid expenses and other current assets increased $2.9 million from $12.6 million at September 30, 2000 to $15.5 million at September 30, 2001 due primarily to increased Health Choice receivables from the Arizona Health Care Cost Containment System. Our working capital and cash from operating activities could be negatively affected in fiscal year 2002 as a result of increases in insurance premiums generally and a significant increase in our self-insured retention for professional liability insurance.

     Our investing activities used $36.0 million during the year ended September 30, 2001. Capital expenditures for the year ended September 30, 2001 were approximately $39.3 million, including capital expenditures of $11.8 million for information systems, $4.2 million for equipment and improvements at Rocky Mountain Medical Center, $2.2 million for the purchase of land at one of our hospitals and $6.2 million for renovation and expansion at two of our hospitals. We budgeted capital expenditures for fiscal year 2002 of approximately $100.0 million, including $55.2 million used for the acquisition on October 15, 2001 of the land and buildings at two of our facilities previously operated under long-term leases, $26.0 million for expansion and capital to fund new services at our facilities and $11.0 million for renovation and replacement equipment at our facilities. The capital expenditures budget for fiscal year 2002 is based upon our analysis of various factors, many of which are beyond our control, and we cannot assure you that our capital expenditures will not significantly exceed budgeted amounts.

     Financing activities during the year ended September 30, 2001 used net cash of $4.4 million due primarily to mandatory repayments under our bank credit facility. During the year ended September 30, 2001, we borrowed $141.0 million pursuant to the terms of our bank credit facility, repaid $8.0 million in outstanding borrowings pursuant to the terms of our bank credit facility and capital lease obligations and made voluntary prepayments of $141.0 million pursuant to the terms of our revolving credit facility. During the next twelve months, we are required to repay $19.4 million under our bank credit facility. During the year ended September 30, 2001, we received proceeds of $1.9 million from the issuance of an aggregate of 199,486 shares of common stock to certain of our existing stockholders. On February 1, 2001, we sold limited partnership units in our subsidiary that owns Odessa Regional Hospital to third party investors, including physicians, for net proceeds of $1.9 million. The net proceeds of this equity sale are being used to fund a portion of the expansion of the hospital, which is expected to be completed in June 2002. As a result of this sale, we own approximately 88.8% of the equity in this subsidiary. On October 26, 2000, all shares of our mandatorily redeemable Series A and Series B preferred stock were exchanged for shares of our common stock on the basis of ten common shares for each preferred share. This exchange increased stockholders’ equity by approximately $189.3 million and did not affect our cash flow.

     Effective October 15, 1999, we entered into a bank credit facility through which a syndicate of lenders made a total of $455.0 million available to us in the form of an $80.0 million tranche A term loan, a $250.0 million tranche B term loan and a $125.0 million revolving credit facility. Proceeds from the tranche A and tranche B term loans were used in conjunction with the recapitalization and acquisition transactions. The $125.0 million revolving credit facility is available for working capital and other general corporate purposes. The bank credit facility requires that we comply with various financial ratios and tests and contains covenants limiting our ability to, among other things, incur debt, engage in acquisitions or mergers, sell assets, make investments or capital expenditures, make distributions or stock repurchases and pay dividends. The bank credit facility is guaranteed by our subsidiaries and these guaranties are secured by a pledge of substantially all of the subsidiaries’ assets. Effective October 5, 2001, we amended our bank credit facility to provide for an additional $30.0 million incremental senior secured term loan on substantially the same terms and conditions as our current existing bank credit facility. The new incremental term loan was used solely to fund the purchase on October 15, 2001 of the land and buildings at two of our facilities previously operated under long-term leases and related costs and expenses. The amended bank credit facility also provided for revisions to certain financial covenants.

     At September 30, 2001, amounts outstanding under the tranche A and tranche B term loans were $73.8 million and $245.6 million, respectively, and no amounts were outstanding under our revolving credit facility. The revolving credit facility includes a $75.0 million sub-limit for letters of credit that may be issued by us and, at September 30, 2001, we had issued $35.4 million in letters of credit. The loans under the bank credit facility bear interest at variable rates at specified margins above either the agent bank’s alternate base rate or its reserve-adjusted Eurodollar rate. The weighted average interest rate of outstanding borrowings under the bank credit facility was approximately 9.5% for the year ended September 30, 2001. On October 15, 2001, we acquired the land and buildings at two of our facilities previously operated under long-term leases for an aggregate purchase price of approximately $55.2 million. The acquisition will eliminate $7.4 million in rent expenses in fiscal year 2002. The purchase price was financed by the $30.0 million new incremental senior secured term loan and borrowings under our revolving credit facility. At December 20, 2001, we had drawn $35.0 million under our revolving credit facility and had issued $30.5 million in letters of credit, resulting in remaining availability under the revolving credit facility of $59.5 million.

     On October 13, 1999, we issued $230.0 million of 13% senior subordinated notes due 2009. On May 25, 2000, we exchanged all of our outstanding 13% senior subordinated notes due 2009 for 13% senior subordinated exchange notes due 2009 that have been registered under the Securities Act of 1933, as amended. The notes are unsecured obligations and are subordinated in right of payment to all of our existing and future senior indebtedness. If a change in control occurs, as defined in the indenture, each holder of the notes will have the right to require us to repurchase all or any part of that holder’s notes in cash at 101% of the aggregate principal amount of notes repurchased plus accrued and unpaid interest to the date of purchase. Except with respect to a change of control, we are not required to make mandatory redemption or sinking fund payments with respect to the notes. At September 30, 2001, all of the subsidiaries fully and unconditionally guaranteed the notes on a joint and several basis. The indenture for the notes contains certain covenants, including but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, dividends and our ability to merge or consolidate.

     Our liquidity and capital resources have been negatively affected by Rocky Mountain Medical Center, which was closed on June 2, 2001. During the year ended September 30, 2001, at Rocky Mountain Medical Center we incurred an EBITDA loss of $10.1 million, made capital expenditures of $4.2 million and recorded asset revaluation and closure costs of $11.9 million as discussed above. During the year ended September 30, 2001, we paid a total of $3.4 million in closure costs, including approximately $1.7 million in severance and related costs, $700,000 in facility and lease termination costs, $400,000 in contract termination costs and $600,000 in other exit costs related to the closure of Rocky Mountain Medical Center.

     We recorded employee severance costs of $2.5 million during the year ended September 30, 2001 related to management severance and the termination of employees in one of our markets. As of September 30, 2001, we had paid approximately $1.2 million of these costs.

     On January 22, 2001, we filed a Registration Statement on Form S-1 with the Securities and Exchange Commission, which was amended on February 13, 2001 and March 6, 2001, to register the sale of up to 13,350,000 shares of our common stock, plus up to an additional 2,002,500 shares pursuant to the underwriters’ over-allotment options, through an underwritten public offering. We subsequently decided not to pursue the public offering and it was terminated. We expensed $2.2 million of offering costs incurred during the year ended September 30, 2001. As of September 30, 2001, we had paid approximately $2.1 million of these costs.

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

     As of September 30, 2001, we provided performance guaranties in the form of a surety bond in the amount of $9.4 million and a letter of credit in the amount of $6.6 million for the benefit of the Arizona Health Care Cost Containment System to support our obligations under the Health Choice contract to provide and pay for healthcare services. The amount of the performance guaranty that the Arizona Health Care Cost Containment System requires is based upon the membership in the plan and the related capitation paid to us.

     Based upon our current level of operations and anticipated growth, we believe that cash generated from operations and amounts available under the revolving credit facility will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for the next 12 months. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under our bank credit facility, or otherwise, to enable us to grow our business, service our indebtedness, including the bank credit facility and our senior subordinated exchange notes, or make anticipated capital expenditures. One element of our business strategy is expansion through the acquisition of hospitals in existing and new high-growth markets. The completion of acquisitions may result in the incurrence of, or assumption by us, of additional indebtedness. Our future operating performance, ability to service or refinance the senior subordinated exchange notes and ability to service and extend or refinance the bank credit facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The new rules on accounting for goodwill and other intangible assets are required to be adopted beginning in the first quarter of fiscal year 2003. However, early adoption is permitted. We currently expect to apply the new rules on accounting for goodwill and other intangible assets beginning in fiscal year 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase to pre-tax net earnings of approximately $11.8 million per year. During fiscal year 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of October 1, 2001 and we have not yet determined what the effect of these tests will be on our earnings and financial position.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 clarifies certain implementation issues related to SFAS No. 121 and provides a single framework for evaluating long-lived assets to be disposed of by sale. We do not expect SFAS No. 144 to have a material effect on our results of operations or financial position.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

     We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. As of September 30, 2001, we had in place a $455.0 million bank credit facility bearing interest at variable rates at specified margins above either the agent bank’s alternate base rate or its reserve-adjusted Eurodollar rate. As of September 30, 2001, the bank credit facility consisted of a $125.0 million revolving credit facility, an $80.0 million Tranche A term loan and a $250.0 million Tranche B term loan.

     The $125.0 million revolving credit facility and Tranche A term loan bear interest at the alternate base rate, plus a margin of 1.00% to 2.50%, or reserve-adjusted Eurodollar rate, plus 2.00% to 3.50%, both depending on our leverage ratio. The revolving credit facility terminates and the Tranche A term loan matures on September 30, 2004. At September 30, 2001, no amounts were outstanding under the revolving credit facility, other than $35.4 million for the issuance of letters of credit. At September 30, 2001, $73.8 million was outstanding under the Tranche A term loan and bore interest at 7.20%.

     The Tranche B term loan bears interest at the alternate base rate, plus 3.25%, or the reserve-adjusted Eurodollar rate, plus 4.25%, and matures on September 30, 2006. At September 30, 2001, $245.6 million was outstanding under the Tranche B term loan and bore interest at 7.95%.

     Although changes in the alternate base rate or reserve-adjusted Eurodollar rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near term changes in interest rates on our consolidated financial position, results of operations or cash flow would not be material. The fair market value of the outstanding obligations under the bank credit facility approximates the carrying value of the facility as a result of the variable interest rates in place as of September 30, 2001. We have not taken any action to cover interest rate risk and are not a party to any interest rate market risk management activities.

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

     The fair market value of the outstanding senior subordinated exchange notes at September 30, 2001 was $232.3 million, based upon quoted market prices as of that date.

Item 8.    Financial Statements and Supplementary Data

IASIS Healthcare Corporation
Index to Consolidated and Combined Financial Statements

Page

Report of Independent Auditors	42

Consolidated Balance Sheets at September 30, 2001 and September 30, 2000	43

Consolidated and Combined Statements of Operations for the Years Ended September 30, 2001, 2000 and 1999 (unaudited), and Nine Months Ended September 30, 1999	44

Consolidated and Combined Statements of Cash Flows for the Years Ended September 30, 2001, 2000 and 1999 (unaudited), and Nine Months Ended September 30, 1999	45

Consolidated and Combined Statements of Stockholders’ Equity (Deficit) for the Years Ended September 30, 2001 and 2000, and the Nine Months Ended September 30, 1999	46

Notes to Consolidated and Combined Financial Statements	47

Report of Independent Auditors

To the Board of Directors of
IASIS Healthcare Corporation

     We have audited the accompanying consolidated balance sheets of IASIS Healthcare Corporation as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended September 30, 2001 and 2000 and the combined statements of operations, cash flows and stockholders’ equity (deficit) for the nine months ended September 30, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of IASIS Healthcare Corporation as of September 30, 2001 and 2000, and the results of its operations and its cash flows for the years ended September 30, 2001 and 2000 and the nine months ended September 30, 1999 in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Nashville, Tennessee
November 16, 2001

IASIS Healthcare Corporation

Consolidated Balance Sheets
(in thousands except share amounts)

	September 30,	September 30,
	2001	2000

Assets

Current assets:

Cash and cash equivalents	$6,056	$–

Accounts receivable, net of allowance for doubtful accounts of $25,945 and $31,403, respectively	147,810	146,744

Inventories	21,891	19,874

Current deferred tax assets	–	1,146

Prepaid expenses and other current assets	15,454	12,574

Assets held for sale	25,106	607

Total current assets	216,317	180,945

Property and equipment, net	335,037	361,293

Goodwill and other intangibles, net	292,304	302,380

Deferred debt financing costs, net	19,768	23,472

Deferred tax assets	–	2,036

Other assets	2,883	3,713

Total assets	$866,309	$873,839

Liabilities and stockholders’ equity

Current liabilities:

Accounts payable	$48,062	$31,707

Salaries and benefits payable	16,806	13,040

Accrued interest payable	18,297	20,020

Medical claims payable	21,871	16,530

Other accrued expenses and other current liabilities	21,647	20,739

Current portion of accrued loss on discontinued operations	396	4,008

Current portion of long-term debt and capital lease obligations	19,603	9,883

Total current liabilities	146,682	115,927

Long-term debt and capital lease obligations, net of current portion	530,574	547,771

Other long-term liabilities	18,380	13,372

Minority interest	4,379	2,060

Mandatorily redeemable Series A Preferred Stock – $0.01 par value, authorized 500,000 shares; no shares issued and outstanding at September 30, 2001 and 160,000 shares issued and outstanding at September 30, 2000 (liquidation preference value of $184,534 at September 30, 2000)	–	183,199

Mandatorily redeemable Series B Preferred Stock – $0.01 par value, authorized 50,000 shares; no shares issued and outstanding at September 30, 2001 and 5,311 shares issued and outstanding at September 30, 2000 (liquidation preference value of $6,125 at September 30, 2000)	–	6,079

Total liabilities	700,015	868,408

Stockholders’ equity:

Preferred stock – $0.01 par value, authorized 5,000,000 shares; no shares issued and outstanding at September 30, 2001 and 2000	–	–

Common stock – $0.01 par value, authorized 100,000,000 shares; 31,961,445 shares issued and 31,932,529 shares outstanding at September 30, 2001; 14,404,288 shares issued and outstanding at September 30, 2000	320	144

Nonvoting common stock – $0.01 par value, authorized 10,000,000 shares; no shares issued and outstanding at September 30, 2001 and 2000	–	–

Additional paid-in capital	450,496	259,654

Treasury stock, at cost, 16,306,541 shares at September 30, 2001 and 16,277,625 shares at September 30, 2000	(155,300)	(155,025)

Accumulated deficit	(129,222)	(99,342)

Total stockholders’ equity	166,294	5,431

Total liabilities and stockholders’ equity	$866,309	$873,839

See accompanying notes

IASIS Healthcare Corporation

Consolidated and Combined Statements of Operations
(in thousands)

	Year Ended	Year Ended	Year Ended	Nine Months Ended
	September 30, 2001	September 30, 2000	September 30, 1999	September 30, 1999

			(Unaudited)
Net revenue	$889,541	$815,163	$181,689	$137,397

Costs and expenses:

Salaries and benefits	317,439	285,451	63,021	47,169

Supplies	132,332	123,376	25,968	19,643

Other operating expenses	262,671	234,176	47,150	37,203

Provision for bad debts	73,417	60,579	13,625	9,934

Interest, net	64,346	62,352	10,966	7,304

Depreciation and amortization	53,163	47,559	12,784	9,620

Allocated management fees	–	–	6,674	5,027

Provision for asset revaluation, closure and other costs	16,612	–	–	–

Recapitalization costs	–	3,478	–	–

Total costs and expenses	919,980	816,971	180,188	135,900

Earnings (loss) from continuing operations before minority interests and income taxes	(30,439)	(1,808)	1,501	1,497

Minority interests	441	74	(126)	(140)

Earnings (loss) from continuing operations before income taxes	(30,880)	(1,882)	1,627	1,637

Income tax expense	–	2,219	–	–

Net earnings (loss) from continuing operations	(30,880)	(4,101)	1,627	1,637

Discontinued operations:

Loss from operations of discontinued physician practice operations	–	(3,226)	(644)	(587)

Reversal of excess loss accrual (loss on disposal) of physician practice operations, including provision of $941 for operating losses during phase out period	1,000	(7,376)	–	–

Net earnings (loss)	(29,880)	(14,703)	983	1,050

Preferred stock dividends accrued (reversed) and accretion of preferred stock discount	(25,348)	25,402	–	–

Net earnings (loss) attributable to common stockholders	$(4,532)	$(40,105)	$983	$1,050

See accompanying notes.

IASIS Healthcare Corporation

Consolidated and Combined Statements of Cash Flows
(in thousands)

				Nine Months
	Year Ended	Year Ended	Year Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2001	2000	1999	1999

			(unaudited)
Cash flows from operating activities

Net earnings (loss)	$(29,880)	$(14,703)	$983	$1,050

Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	53,163	47,559	12,784	9,620

Minority interests	441	74	(126)	(140)

Deferred tax assets, net	–	(3,182)	–	–

Gain on sale of property and equipment	(314)	–	–	–

Provision for asset revaluation and closure costs	11,900	–	–	–

Loss accrual (reversal of excess loss accrual) for discontinued operations	(1,000)	7,376	–	–

Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:

Accounts receivable	(2,695)	(117,440)	10,066	5,057

Inventories, prepaid expenses and other current assets	2,059	(8,525)	175	374

Accounts payable and other accrued liabilities	16,078	49,467	1,887	1,590

Accrued loss on discontinued operations	(3,245)	–	–	–

Net cash provided by (used in) operating activities	46,507	(39,374)	25,769	17,551

Cash flows from investing activities

Purchases of property and equipment	(39,323)	(53,692)	(17,391)	(13,476)

Proceeds from sale of property and equipment	3,131	–	–	–

Payments for acquisitions and dispositions, net	(101)	(436,918)	–	–

Change in other assets	253	(1,250)	16	–

Net cash used in investing activities	(36,040)	(491,860)	(17,375)	(13,476)

Cash flows from financing activities

Proceeds from credit facility	–	160,000	–	–

Proceeds from issuance of preferred stock	–	160,000	–	–

Proceeds from issuance of common stock	1,900	35	–	–

Repurchase of common stock	–	(155,025)	–	–

Proceeds from senior bank debt borrowings	141,000	330,000	–	–

Proceeds from issuance of senior subordinated notes	–	230,000	–	–

Payment of debt and capital leases	(148,989)	(164,249)	(1,235)	(773)

Common and preferred stock issuance costs incurred	–	(2,625)	–	–

Debt financing costs incurred	–	(26,902)	–	–

Other	1,678	–	–	–

Net decrease in amount due to Paracelsus	–	–	(11,164)	(4,787)

Net cash provided by (used in) financing activities	(4,411)	531,234	(12,399)	(5,560)

Increase (decrease) in cash and cash equivalents	6,056	–	(4,005)	(1,485)

Cash and cash equivalents at beginning of period	–	–	4,005	1,485

Cash and cash equivalents at end of period	$6,056	$–	$–	$–

Supplemental disclosure of cash flow information:

Cash paid for interest	$65,962	$43,547	$10,966	$7,304

Cash paid for income taxes, net of refunds	$2,183	$–	$–	$–

Supplemental schedule of investing activities:

Effects of acquisitions and dispositions, net:

Assets (acquired) disposed of, net of cash	$853	$(487,731)	$–	$–

Liabilities assumed (paid)	(679)	41,353	–	–

Issuance (repurchase) of preferred and common stock, net	(275)	9,460	–	–

Payment for acquisitions and dispositions, net	$(101)	$(436,918)	$–	$–

Supplemental schedule of noncash investing and financing activities:

Capital lease obligations incurred to acquire equipment	$668	$205	$1,478	$126

Exchange of preferred stock for common stock	$189,278	$–	$–	$–

See accompanying notes

IASIS Healthcare Corporation

Consolidated and Combined Statements of Stockholders’ Equity
(in thousands except share amounts)

					Stockholder's
					Deficit of Former
					Parent Company/
	Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Par Value	Capital	Stock	Deficit	Total

Balance at December 31, 1998	–	$–	$–	$–	$(85,635)	$(85,635)

Net income	–	–	–	–	1,050	1,050

Balance at September 30, 1999	–	–	–	–	(84,585)	(84,585)

Recapitalization:

Effect of recapitalization	13,964,996	140	280,822	–	–	280,962

Repurchase of common stock held by Paracelsus	–	–	–	(155,025)	–	(155,025)

Acquisition of management company	435,617	4	4,145	–	–	4,149

Stock options exercised	3,675	–	35	–	–	35

Net loss	–	–	–	–	(14,703)	(14,703)

Accretion of preferred stock discount	–	–	–	–	(54)	(54)

Preferred stock dividends	–	–	(25,348)	–	–	(25,348)

Balance at September 30, 2000	14,404,288	144	259,654	(155,025)	(99,342)	5,431

Shares issued	152,501	2	1,450	–	–	1,452

Stock options exercised	46,985	1	447	–	–	448

Exchange of preferred stock for common stock	17,357,671	173	163,757	–	–	163,930

Reversal of preferred stock dividends	–	–	25,348	–	–	25,348

Repurchase of common stock	–	–	–	(275)	–	(275)

Other	–	–	(160)	–	–	(160)

Net loss		–	–	–	(29,880)	(29,880)

Balance at September 30, 2001	31,961,445	$320	$450,496	$(155,300)	$(129,222)	$166,294

See accompanying notes

IASIS Healthcare Corporation

Notes to Consolidated and Combined Financial Statements

1. Organization and Significant Accounting Policies

Basis of Presentation

IASIS Healthcare Corporation (“IASIS” or the “Company”) (formerly known as Paracelsus Utah Facilities, the Company’s predecessor entity) operates networks of medium-sized hospitals in high-growth urban and suburban markets. At September 30, 2001, the Company owned or leased 14 hospitals with a total of 2,063 beds in service. The Company’s hospitals are located in four regions: Salt Lake City, Utah; Phoenix, Arizona; Tampa-St. Petersburg, Florida; and three cities within the state of Texas, including San Antonio. The Company also operates five ambulatory surgery centers and a Medicaid managed health plan called Health Choice, serving over 49,000 members in Arizona.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated and combined financial statements and notes. Actual results could differ from those estimates.

The consolidated (as of and for the years ended September 30, 2001 and 2000) and combined (as of and for all other periods presented) financial statements include all subsidiaries and entities under common control of the Company. Control is generally defined by the Company as ownership of a majority of the voting interest of an entity. Significant intercompany transactions have been eliminated. Investments in entities that the Company does not control, but in which it has a substantial ownership interest and can exercise significant influence, are accounted for using the equity method.

The combined financial statements included herein for the year ended September 30, 1999 (unaudited) and the nine-month period ended September 30, 1999 have been prepared on the historical cost basis of Paracelsus Healthcare Corporation (“Paracelsus”) and, accordingly, may not be indicative of the financial position, results of operations and cash flows of the Company which might have occurred had it been an independent, stand-alone entity during all of the periods presented. The results of the nine months ended September 30, 1999 may not be indicative of operating results for the full year.

Unaudited Combined Financial Statements

The combined statements of operations and the combined statements of cash flows for the year ended September 30, 1999 (unaudited combined financial statements) have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions of Regulation S-X and are unaudited. In the opinion of the Company’s management, the unaudited combined financial statements include all material adjustments (consisting of normal recurring items) necessary for a fair presentation of the results.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the unaudited combined financial statements. The unaudited combined financial statements should be read in conjunction with the audited financial statements appearing herein.

Net Revenue

The Company’s healthcare facilities have entered into agreements with third-party payors, including government programs and managed care health plans, under which the facilities are paid based upon established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges.

Net patient service revenue is reported at the estimated net realizable amounts from third-party payors and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third-party

IASIS Healthcare Corporation

Notes to Consolidated and Combined Financial Statements (continued)

payors. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and are adjusted, if necessary, in future periods when final settlements are determined.

The calculation of appropriate payments from the Medicare and Medicaid programs as well as terms governing agreements with other third party payors are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements. Compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties and exclusion from the Medicare and Medicaid programs.

The Company provides care without charge to patients who are financially unable to pay for the healthcare services they receive. Because the Company does not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenue.

Health Choice Arizona, Inc. (“Health Choice” or the “Plan”) is a prepaid Medicaid managed health plan that derives approximately 100% of its revenue through a contract with the Arizona Health Care Cost Containment System (“AHCCCS”) to provide specified health services through contracted providers to qualified Medicaid enrollees. Revenue generated under the AHCCCS contract with Health Choice represented approximately 12% of the net revenue of IASIS for the year ended September 30, 2001. The contract with AHCCCS commenced on October 1, 1997 for an initial term of one year and reserves to AHCCCS the option to extend the term of the contract from time to time through September 30, 2002. Legislation recently enacted in Arizona permits AHCCCS to extend contracts through October 1, 2004. Under the current amendment effective October 1, 2001, the contract has been extended through September 30, 2002.

Capitation payments received by Health Choice are recognized as revenue in the month that members are entitled to healthcare services.

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

Accounts Receivable

The Company receives payments for services rendered from federal and state agencies (under the Medicare, Medicaid and TRICARE programs), managed care health plans, commercial insurance companies, employers and patients. During the years ended September 30, 2001 and 2000, and the nine months ended September 30, 1999, approximately 45%, 45% and 34%, respectively, of the Company’s gross patient revenue related to patients participating in the Medicare and Medicaid programs. The Company recognizes that revenues and receivables from government agencies are significant to its operations, but does not believe that there are significant credit risks associated with these government agencies. The Company believes that concentration of credit risk from other payors is limited by the number of patients and payors.

IASIS Healthcare Corporation

Notes to Consolidated and Combined Financial Statements (continued)

Net Medicare settlement receivables estimated as of September 30, 2001 and 2000 and included in accounts receivable in the accompanying consolidated balance sheets approximated $12.5 million and $3.0 million, respectively.

Inventories

Inventories, principally medical supplies and pharmaceuticals, are stated at the lower of average cost or market.

Long-lived Assets

(a)	Property and Equipment

Property and equipment are stated at cost. Routine maintenance and repairs are charged to expense as incurred. Expenditures that increase capacities or extend useful lives are capitalized. Depreciation expense, including depreciation of assets capitalized under capital leases, is computed using the straight-line method and was $37.6 million, $32.8 million, and $7.9 million for the years ended September 30, 2001 and 2000, and the nine months ended September 30, 1999, respectively. Buildings and improvements are depreciated over estimated useful lives ranging generally from 14 to 40 years. Estimated useful lives of equipment vary generally from 3 to 25 years. Leaseholds are amortized on a straight-line basis over the lesser of the terms of the respective leases or their estimated useful lives.

(b)	Goodwill and Other Intangibles

Goodwill and other intangibles consist primarily of costs in excess of the fair value of tangible net assets of acquired entities and are amortized using the straight-line method, generally over periods ranging from 20 to 35 years for hospital acquisitions. At September 30, 2001 and 2000, goodwill and other intangibles are net of accumulated amortization of $29.6 million and $17.8 million, respectively.

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

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The new rules on accounting for goodwill and other intangible assets are required to be adopted by the Company beginning in the first quarter of fiscal year 2003. However, early adoption is permitted. The Company currently expects to apply the new rules on accounting for goodwill and other intangible assets beginning in fiscal year 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase to pre-tax net earnings of approximately $11.8 million per year. During fiscal year 2002, the Company currently expects to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of October 1, 2001 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently

IASIS Healthcare Corporation

Notes to Consolidated and Combined Financial Statements (continued)

Occurring Events and Transactions. SFAS 144 clarifies certain implementation issues related to SFAS 121 and provides a single framework for evaluating long-lived assets to be disposed of by sale. The Company does not expect SFAS 144 to have a material effect on its results of operations or financial position.

(c)	Deferred Debt Financing Costs

Debt financing costs are deferred and amortized over the term of related debt. Amounts reported as of September 30, 2001 and 2000 and are net of accumulated amortization of $7.1 million and $3.4 million, respectively.

Income Taxes

For the periods prior to the recapitalization (see Note 2), Paracelsus filed consolidated federal and state income tax returns which included all of its eligible subsidiaries, including the Company. The provisions for income taxes in the accompanying statements of operations for periods prior to the recapitalization were completed on a separate return basis (i.e., assuming the Company had not been included in a consolidated income tax return with Paracelsus). All income tax payments for these periods were made by the Company through Paracelsus.

The Company accounts for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

Medical Claims Payable

Monthly capitation payments made by Health Choice to primary care physicians and other health care providers are expensed in the month services are contracted to be performed. Claims expense for non-capitated arrangements is accrued as services are rendered by hospitals, physicians, and other health care providers during the year. The Plan’s medical claims expense is approximately $99.2 million and $69.1 million for the years ended September 30, 2001 and 2000, respectively, and is included in other operating expenses in the accompanying consolidated statements of operations.

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

Due To Paracelsus

Due to Paracelsus for periods prior to the recapitalization consists of expenses allocated from Paracelsus to the Company and the net excess of funds transferred to or paid on behalf of the Company, including the initial costs of the former Paracelsus hospitals, over funds transferred to the centralized cash management account at Paracelsus. Generally, this balance was increased by automatic cash transfers from the account to reimburse the Company’s bank accounts for completed construction project additions, fees and services provided by Paracelsus, and other operating expenses such as payroll, interest, insurance, and income taxes. Generally, the balance was decreased through daily cash deposits from collections of accounts receivable by the Company to the account. Interest cost of Paracelsus was allocated to the Company in proportion to its outstanding amounts due to Paracelsus. Interest expense allocated to the Company related to the net balances due Paracelsus was approximately $7.3 million for the nine months ended September 30, 1999.

Allocated Management Fees

Paracelsus incurred various corporate general and administrative expenses. These corporate overhead expenses were allocated to the Company for periods prior to the recapitalization based on net revenue. The amounts allocated by

IASIS Healthcare Corporation

Notes to Consolidated and Combined Financial Statements (continued)

Paracelsus are not necessarily indicative of the actual costs that may have been incurred had the Company operated as an entity unaffiliated with Paracelsus.

Stock Based Compensation

The Company, from time to time, grants stock options for a fixed number of common shares to employees. The Company accounts for employee stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for the stock option grants when the exercise price of the options equals, or is greater than, the market value of the underlying stock on the date of grant.

In March 2000, the FASB issued Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation – an interpretation of APB Opinion No. 25 (“FIN 44”), which became effective July 1, 2000 covering certain transactions occurring after December 15, 1998. FIN 44 clarifies the application of APB Opinion No. 25 relating to the definition of an employee, criteria for determining whether a plan qualifies as a noncompensatory plan, accounting consequences of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. The application of FIN 44 did not have any effect on the Company’s results of operations or financial position.

Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reflected in the accompanying consolidated and combined financial statements at fair value because of the short-term maturity of these instruments. The fair value of the Company’s long-term bank facility debt and capital lease obligations also approximate carrying value as they bear interest at current market rates. The estimated fair value of the Company’s senior subordinated notes was approximately $232.3 million at September 30, 2001, compared to a carrying value of $230.0 million at that date. The estimated fair value of the senior subordinated notes at September 30, 2001 is based upon quoted market prices at that date.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation. Such reclassifications had no material effect on the financial position and results of operations as previously reported.

2.	Recapitalization and Acquisition Transactions

IASIS was formed in October 1999 through a series of transactions that were arranged by Joseph Littlejohn & Levy, Inc. and members of the Company’s management team. Joseph Littlejohn & Levy is the private equity firm that controls JLL Healthcare, LLC, the Company’s largest stockholder.

Recapitalization

Effective October 8, 1999, Paracelsus and unrelated third parties recapitalized five acute care hospitals (Paracelsus Utah Facilities) in the Salt Lake City, Utah market owned by a subsidiary of Paracelsus, valued at $287.0 million, net of a working capital adjustment of $1.0 million. In connection with the recapitalization, JLL Healthcare, LLC and some of the Company’s stockholders purchased 13,124,996 shares of the outstanding common stock of the Paracelsus subsidiary for an aggregate of $125.0 million. The subsidiary then repurchased $155.0 million of its common stock from Paracelsus, which is being held as treasury stock at September 30, 2001. The recapitalization transaction resulted in Paracelsus retaining an approximately 6% minority interest at an implied value of approximately $8.0 million in the subsidiary. After the recapitalization, the former Paracelsus subsidiary changed its name to IASIS Healthcare Corporation and changed its fiscal year end to September 30. The Company’s $155.0 million purchase of its own stock was financed with a $160.0 million credit facility, which was subsequently repaid concurrent with the Company’s issuance of preferred stock, offering of senior subordinated notes and borrowing under a bank credit facility. The Company expensed legal, accounting and other related costs of approximately $3.5 million associated with the recapitalization during the year ended September 30, 2000.

IASIS Healthcare Corporation

Notes to Consolidated and Combined Financial Statements (continued)

Prior to the recapitalization, all equity accounts of the Company were combined and reported as Stockholder’s Deficit of Former Parent Company due to the Company’s status as a combination of subsidiaries of Paracelsus Healthcare Corporation.

The Tenet Acquisition

Effective October 15, 1999, the Company acquired ten acute care hospitals and other related facilities and assets (“Tenet hospitals”) from Tenet Healthcare Corporation (“Tenet”) for approximately $431.8 million in cash and approximately $41.2 million in assumed liabilities. The Company did not acquire accounts receivable from Tenet but financed the related growth in working capital with proceeds from borrowings under its bank credit facilities and other sources of capital.

Management Company Acquisition

Concurrent with the Tenet transaction, a company formed by members of the Company’s management to acquire and operate hospitals and related businesses was merged with and into a wholly owned subsidiary of the Company. In the merger, stockholders of this company received shares of the Company’s common stock and preferred stock with a total value of approximately $9.5 million.

Other Information

The following table summarizes the allocation of the aggregate purchase price of the acquisitions (in thousands):

		Management
	Tenet Hospitals	Company	Total

Purchase price, including direct costs of acquisition	$436,918	$9,460	$446,378

Identifiable assets acquired	220,850	289	221,139

Liabilities assumed	(41,203)	(150)	(41,353)

Identifiable net assets acquired	179,647	139	179,786

Goodwill	$257,271	$9,321	$266,592

Direct costs of acquisitions of approximately $5.1 million were capitalized as a component of the purchase price and primarily consist of legal fees, professional and accounting fees and other costs related to the transactions.

The Tenet transaction and merger with a company formed by members of the Company’s management were accounted for using the purchase method of accounting. The operating results of the acquired companies have been included in the accompanying consolidated and combined statements of operations from their date of acquisition, October 15, 1999.

In connection with the recapitalization and the Tenet transaction, the Company assumed the Medicare provider numbers of the prior owners but did not assume any liability or obligation of Paracelsus or Tenet owed to payors, including private insurers and government payors such as Medicare and Medicaid programs. IASIS also did not assume any cost report reimbursements, settlements, repayments, or fines, if any, to the extent they relate to periods prior to the respective closing dates of these transactions. The agreements with Paracelsus and Tenet include customary indemnification and hold harmless provisions for any damages incurred by the Company related to these types of excluded liabilities.

During fiscal 2000, the Company was a party to a transition services agreement with Paracelsus under which Paracelsus agreed to provide specified services to the Company, including data processing services and systems technology services, at the service provider’s cost plus 2%. For the year ended September 30, 2000, the Company paid approximately $290,000 to Paracelsus pursuant to this agreement. This agreement was terminated in April 2000.

IASIS Healthcare Corporation

Notes to Consolidated and Combined Financial Statements (continued)

Pursuant to the terms and conditions of a stockholders’ agreement among the Company, JLL Healthcare, LLC, and certain other stockholders, the Company has agreed to pay certain administrative fees and expenses incurred by JLL Healthcare, LLC, during the term of the stockholders agreement. During the year ended September 30, 2001, the Company paid JLL Healthcare, LLC approximately $150,000 for its administrative fees and expenses, including approximately $100,000 of expenses relating to the initial public offering. During the year ended September 30, 2000, the Company paid JLL Healthcare, LLC approximately $1.4 million for its administrative fees and expenses, including approximately $1.3 million of expenses relating to the recapitalization, acquisition and merger transactions.

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

	Year Ended	Year Ended	Nine Months Ended
	September 30, 2000	September 30, 1999	September 30, 1999

Net revenue	$838,017	$763,868	$579,966

Net earnings (loss)	(19,499)	(2,944)	23

The pro forma information given above does not purport to be indicative of what actually would have occurred if the acquisitions had occurred as of the date assumed and is not intended to be a projection of the impact on future results or trends.

3.	Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following (in thousands):

	September 30,

	2001	2000

Bank facilities	$319,375	$326,668

Senior subordinated notes	230,000	230,000

Capital lease obligations (see Note 9)	802	986

	550,177	557,654

Less current maturities	19,603	9,883

	$530,574	$547,771

Bank Facilities

Under a credit facility dated October 15, 1999, a syndicate of lenders made a total of $455.0 million available to the Company in the form of an $80.0 million Tranche A term loan, a $250.0 million Tranche B term loan and a $125.0 million revolving credit facility (collectively, the “Bank Facilities”).

IASIS Healthcare Corporation

Notes to Consolidated and Combined Financial Statements (continued)

As of September 30, 2001, amounts outstanding under the Tranche A and Tranche B term loans were $73.8 million and $245.6 million, respectively. The proceeds from the Tranche A and Tranche B term loans together with proceeds from the offering of the senior subordinated notes and the issuance of preferred stock were used for the following purposes:

•	repay in its entirety a $200.0 million credit facility of which approximately $160.0 million was outstanding in connection with the recapitalization transaction,

•	finance a portion of the acquisition of the Tenet hospitals,

•	fund an opening cash balance required for working capital, and

•	pay related fees and expenses associated with the recapitalization and acquisition transactions.

The $125.0 million revolving credit facility is available for working capital and other general corporate purposes, and any outstanding amounts will be due and payable on September 30, 2004. At September 30, 2001, no amounts were drawn under the revolving credit facility and the Company had issued approximately $35.4 million in letters of credit, resulting in remaining availability under the revolving credit facility of approximately $89.6 million. The revolving credit facility includes a $75.0 million sub-limit for letters of credit that may be issued by the Company.

The Tranche A term loan matures on September 30, 2004. The Tranche B term loan matures on September 30, 2006. Repayments under the term loans are due in quarterly installments. There are no substantial required repayments of the Tranche B term loan until September 30, 2005. In addition, the loans under the Bank Facilities are subject to mandatory prepayment under specific circumstances, including from a portion of excess cash flow and the net proceeds of specified casualty events, asset sales and debt issuances, each subject to various exceptions. The loans under the Bank Facilities bear interest at variable rates at specified margins above either Morgan Guaranty Trust Company of New York’s alternate base rate or its reserve-adjusted Eurodollar rate. The weighted average interest rate on the Bank Facilities was approximately 9.5% for the year ended September 30, 2001. The Company also pays a commitment fee equal to 0.5% of the average daily amount available under the revolving credit facility.

The Bank Facilities require the Company to comply with various financial ratios and tests and contain covenants limiting the Company’s ability to, among other things, incur debt, engage in acquisitions or mergers, sell assets, make investments or capital expenditures, make distributions or stock repurchases and pay dividends. The Bank Facilities are guaranteed by the Company’s subsidiaries and these guaranties are secured by a pledge of substantially all of the subsidiaries’ assets. Substantially all of the Company’s outstanding common stock is pledged for the benefit of the Company’s lenders as security for the Company’s obligations under the Bank Facilities.

Senior Subordinated Notes

On October 13, 1999, the Company issued $230.0 million of 13% senior subordinated notes due 2009. On May 25, 2000, the Company exchanged all of its outstanding 13% senior subordinated notes due 2009 for 13% senior subordinated exchange notes due 2009 that have been registered under the Securities Act of 1933, as amended (the “Notes”). Terms and conditions of the exchange offer were as set forth in the registration statement on Form S-4 filed with the Securities and Exchange Commission that became effective on April 17, 2000. The Notes are unsecured obligations and are subordinated in right of payment to all existing and future senior indebtedness of the Company. Interest on the Notes is payable semi-annually.

Except with respect to a change of control, the Company is not required to make mandatory redemption or sinking fund payments with respect to the Notes. The Notes are guaranteed, jointly and severally, by all of the Company’s subsidiaries (“Subsidiary Guarantors”). The Company is a holding company with no independent assets or operations apart from its ownership of the Subsidiary Guarantors. At September 30, 2001, all of the Subsidiary Guarantors fully and unconditionally guaranteed the Notes and, with the exception of Odessa Regional Hospital, LP, all were 100% owned. The indenture for the Notes contains certain covenants, including but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, dividends and the Company’s ability to merge or consolidate.

IASIS Healthcare Corporation

Notes to Consolidated and Combined Financial Statements (continued)

Maturities of long-term debt and capital lease obligations at September 30, 2001 are as follows (in thousands):

2002	$19,603

2003	25,168

2004	37,716

2005	180,190

2006	431

Thereafter	287,069

$550,177

4.	Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30,

	2001	2000

Land	$24,731	$29,371

Buildings and improvements	179,220	213,034

Equipment	214,678	199,073

	418,629	441,478

Less allowances for depreciation and amortization	(93,096)	(99,491)

	325,533	341,987

Construction-in-progress (estimated cost to complete at September 30, 2001 – $9,000)	9,504	19,306

	$335,037	$361,293

Assets leased under capital leases were $1.0 million and $1.4 million, net of accumulated amortization of approximately $1.4 million and $900,000 at September 30, 2001 and 2000, respectively.

5.	Preferred and Common Stock

Concurrent with the Tenet transaction, the Company issued 160,000 shares of mandatorily redeemable Series A preferred stock for proceeds, net of issuance costs, of $158.6 million. In connection with the merger with the company formed by members of the Company’s management, the Company issued 5,311 shares of mandatorily redeemable Series B preferred stock valued at an aggregate of $5.3 million, net of issuance costs. On October 26, 2000, all shares of the Company’s mandatorily redeemable Series A and Series B preferred stock were exchanged for shares of the Company’s common stock on the basis of ten common shares for each preferred share. The preferred stock was exchanged for common stock without benefit to the preferred stockholders of the accrued dividends, therefore, previously accrued preferred stock dividends were reversed. The exchange increased the net earnings available for common stockholders and stockholders’ equity by approximately $25.3 million and $189.3 million, respectively.

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

IASIS Healthcare Corporation

Notes to Consolidated and Combined Financial Statements (continued)

6.	Stock Options

The IASIS Healthcare Corporation 2000 Stock Option Plan (“2000 Stock Option Plan”) affords an incentive to selected directors, officers, employees and consultants of the Company through the grant of stock options. The maximum number of shares of common stock reserved for the grant of stock options under the 2000 Stock Option Plan is 7,208,940, subject to adjustment as provided for in the 2000 Stock Option Plan. The number of options to be granted and the exercise price per share of common stock purchasable upon exercise of an option will be determined by a committee of the Board of Directors, subject to stockholder approval. In the case of an incentive stock option, the exercise price will not be less than the fair market value of a share of common stock on the date of its grant. As a condition to the exercise of an option, the optionee shall agree to be bound by the terms and conditions of a stockholders’ agreement among the Company, JLL Healthcare, LLC, and certain other stockholders, including restrictions on transferability contained therein. The options become exercisable in part on the date of grant or over a period not to exceed seven years after the date of grant, subject to earlier vesting provisions as provided for in the 2000 Stock Option Plan. All options granted under the 2000 Stock Option Plan expire no later than 10 years from the respective dates of grant. At September 30, 2001, there were 1,444,207 options available for grant.

Information regarding the Company’s stock option activity for the periods indicated is summarized below:

			Weighted
		Option Price	Average
	Stock Options	Per Share	Exercise Price

Balance at September 30, 1999	–		$—

Granted	5,399,821	$9.52 - 40.00	$24.13

Exercised	(3,675)	$9.52	$9.52

Forfeited	–	$–	$—

Balance at September 30, 2000	5,396,146		$24.14

Granted	2,777,044	$9.52 - 40.00	$24.35

Exercised	(46,985)	$9.52	$9.52

Forfeited	(2,412,132)	$9.52 - 40.00	$24.28

Balance at September 30, 2001	5,714,073		$24.31

At September 30, 1999, the Company had no stock options outstanding. All previously outstanding stock options were cancelled in connection with the recapitalization and acquisition of the management company.

The following table summarizes information regarding the options outstanding at September 30, 2001 and options exercisable at September 30, 2001 and 2000:

	Options Outstanding

		Weighted-
	Number	Average	Options	Options
	Outstanding at	Remaining	Exercisable at	Exercisable at
	September 30,	Contractual	September 30,	September 30,
Exercise Price	2001	Life	2001	2000

$ 9.52	1,868,485	9	653,660	218,504

$24.76	2,146,826	9	705,579	181,861

$40.00	1,698,762	9	559,177	143,885

	5,714,073		1,918,416	544,250

IASIS Healthcare Corporation

Notes to Consolidated and Combined Financial Statements (continued)

The per share weighted-average fair value of stock options granted at an exercise price of $9.52 during fiscal years 2001 and 2000 was $2.11 and $2.54, respectively, on the date of grant using a minimum value option-pricing model based on the following assumptions:

	2001	2000

Risk-free interest rate	4.64% - 5.57%	5.75% - 6.63%

Expected life	2 1/2 to 5 years	2 1/2 to 5 years

Expected dividend yield	0.0%	0.0%

If the Company had measured compensation cost for the stock options granted under the fair value based method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net loss would have been changed to the pro forma amounts set forth below (in thousands):

	2001	2000

Net loss

As reported	$(29,880)	$(14,703)

Pro forma	(30,243)	(15,145)

The effect of applying SFAS No. 123 for providing pro forma disclosure is not likely to be representative of the effect on reported net income for future years.

7.	Income Taxes

Income tax expense for the years ended September 30, 2001 and 2000, and the nine months ended September 30, 1999 on income from continuing operations consists of the following (in thousands):

	2001	2000	1999

Current:

Federal	$(2,816)	$3,299	$–

State	(366)	366	–

Deferred:

Federal	2,672	(1,530)	–

State	510	84	–

	$–	$2,219	$–

A reconciliation of the federal statutory rate to the effective income tax rate for the years ended September 30, 2001 and 2000, and the nine months ended September 30, 1999 follows (in thousands):

	2001	2000	1999

Federal statutory rate	$(10,808)	$(659)	$367

State income taxes, net of federal income tax benefit	94	293	–

Non-deductible goodwill amortization	408	410	542

Other non-deductible expenses	226	209	27

Change in valuation allowance charged to tax provision	10,110	1,727	(929)

Other items, net	(30)	239	(7)

Provision for income taxes	$–	$2,219	$–

IASIS Healthcare Corporation

Notes to Consolidated and Combined Financial Statements (continued)

     A summary of the items comprising the deferred tax assets and liabilities at September 30 follows (in thousands):

	2001		2000

	Assets	Liabilities	Assets	Liabilities

Depreciation and fixed asset basis differences	$–	$19,495	$–	$10,976

Amortization and intangible asset basis differences	39,522	–	44,749	–

Allowance for doubtful accounts	8,419	–	8,624	–

Accrued expenses and other long-term liabilities	8,744	–	9,747	–

Deductible carryforwards and credits	27,480	–	2,597	–

Discontinued operations	–	–	2,913	–

Other, net	–	88	–	–

Valuation allowance	(64,582)	–	(54,472)	–

Total	$19,583	$19,583	$14,158	$10,976

There were no net deferred income tax assets at September 30, 2001. Net deferred income tax assets totaled $3.2 million at September 30, 2000 with $1.1 million included in other current assets and the remainder included in other assets.

At September 30, 2001, federal and state net operating loss carryforwards are available to offset future taxable income of approximately $69 million. The net operating losses begin to expire in 2019. Approximately $2 million of this loss is subject to annual limitations of approximately $500,000 and will result in a reduction of intangible assets if used in the future. In addition, the Company has $1.9 million of deferred tax assets related to the Tenet acquisition whose future realization will result in a reduction of intangible assets.

At September 30, 2001, minimum tax credit carryforwards of approximately $200,000 are available to offset future federal regular income tax liability, to the extent it exceeds future federal alternative minimum tax liability.

The Company maintains a valuation allowance for deferred tax assets it believes will not be realized. The valuation allowance increased $10.1 million during the year ended September 30, 2001.

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

Professional, General and Workers Compensation Liability Risks

The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment and personal injuries. To cover these types of claims, the Company maintains general liability and professional liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company has expensed the full self-insured retention exposure for general liability and professional liability claims. The Company is currently not a party to any such proceedings that, in the Company’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations.

Prior to the recapitalization, Paracelsus assumed the liability for all professional and general liability claims. The cost of general and professional liability coverage was allocated by Paracelsus to the Company based on actuarially determined estimates. The net cost allocated to the Company for the nine months ended September 30, 1999, was approximately $1.3 million.

IASIS Healthcare Corporation

Notes to Consolidated and Combined Financial Statements (continued)

The Company is subject to claims and legal actions in the ordinary course of business relative to workers compensation and other labor and employment matters. To cover these types of claims, the Company maintains workers compensation insurance coverage with a self-insured retention. The Company accrues costs of workers compensation claims based upon estimates derived from its claims experience. Prior to the recapitalization, the Company participated in Paracelsus’ self-insured program for workers compensation and health insurance. The cost of workers compensation coverage was allocated by Paracelsus to the Company based on actuarially determined estimates. The costs of health insurance was allocated by Paracelsus to the Company based upon claims paid on behalf of the Company and an estimate of the total cost of unpaid claims in accordance with an average lag time and past experience. The costs allocated to the Company for the self-insured workers compensation and health insurance programs for the nine months ended September 30, 1999, was approximately $3.2 million.

Health Choice

Health Choice has entered into a capitated contract whereby the Plan provides healthcare services in exchange for fixed periodic and supplemental payments from AHCCCS. These services are provided regardless of the actual costs incurred to provide these services. The Company receives reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds. The Company believes the capitated payments, together with reinsurance and other supplemental payments, are sufficient to pay for the services Health Choice is obligated to deliver. As of September 30, 2001, the Company has provided performance guaranties in the form of a surety bond in the amount of $9.4 million and a letter of credit in the amount of $6.6 million for the benefit of AHCCCS to support its obligations under the Health Choice contract to provide and pay for the healthcare services.

Tax Sharing Agreement

The Company and some of its subsidiaries are included in JLL Healthcare, LLC’s consolidated group for U.S. Federal income tax purposes as well as in some consolidated, combined or unitary groups which include JLL Healthcare, LLC for state, local and foreign income tax purposes. The Company and JLL Healthcare, LLC entered into a tax sharing agreement in connection with the recapitalization. The tax sharing agreement requires the Company to make payments to JLL Healthcare, LLC such that, with respect to tax returns for any taxable period in which the Company or any of its subsidiaries is included in JLL Healthcare, LLC’s consolidated group or any combined group, including JLL Healthcare, LLC, the amount of taxes to be paid by the Company will be determined, subject to some adjustments, as if the Company and each of its subsidiaries included in JLL Healthcare, LLC’s consolidated group or a combined group including JLL Healthcare, LLC filed their own consolidated, combined or unitary tax return.

Each member of a consolidated group for U.S. Federal income tax purposes is jointly and severally liable for the Federal income tax liability of each other member of the consolidated group. Accordingly, although the tax sharing agreement allocates tax liabilities between the Company and JLL Healthcare, LLC, for any period in which the Company is included in JLL Healthcare, LLC’s consolidated group, the Company could be liable in the event that any Federal tax liability was incurred, but not discharged, by any other member of JLL Healthcare, LLC’s consolidated group.

Other

In connection with the Tenet transaction, the Company agreed to use its best efforts to cause Tenet to be released from its obligations under certain contractual obligations that the Company assumed in the Tenet acquisition. If the Company had been unable to cause Tenet to be released from its obligations by February 28, 2002, the Company would have been required to make a cash payment to Tenet of up to $4.0 million and increase a letter of credit the Company had provided to Tenet by $5.0 million. In October 2001, the Company caused Tenet to be released from its obligations. As a result, the letter of credit the Company had provided to Tenet was cancelled in October 2001 and no cash payment was required to be made to Tenet.

IASIS Healthcare Corporation

Notes to Consolidated and Combined Financial Statements (continued)

9.	Leases

The Company leases various buildings, office space and equipment under capital and operating lease agreements. The leases expire at various times and have various renewal options. Operating lease rental expense relating primarily to the rental of buildings and equipment for the years ended September 30, 2001 and 2000 and the nine months ended September 30, 1999 approximated $35.9 million, $31.8 million and $8.1 million, respectively.

Future minimum payments at September 30, 2001, by fiscal year and in the aggregate, under capital leases and noncancellable operating leases, net of sublease income, with initial terms of one year or more consist of the following (in thousands):

		Net
		Operating
	Capital Leases	Leases

2002	$290	$29,316

2003	262	28,691

2004	216	24,904

2005	190	23,313

2006	–	21,662

Thereafter	–	71,144

Total minimum lease payments	958	$199,030

Amount representing interest (at rates ranging from 9.5% to 11.65%)	(156)

Present value of net minimum lease payments (including $228 classified as current)	$802

Aggregate future minimum rentals to be received under noncancellable subleases as of September 30, 2001 were approximately $4.4 million.

The Company leases its corporate headquarters in Franklin, Tennessee. Approximately 82% of the space is leased from a lessor in which one of the Company’s directors has a direct ownership interest. The term of the lease with respect to approximately 73% of the leased space commenced on May 1, 2000 and terminates on July 31, 2005, and the term of the lease with respect to approximately 9% of the leased space commenced on October 15, 2000 and terminates on October 31, 2003. The Company has the option to renew this lease for two additional periods of five years each, subject to an increase in base rent. The remaining 18% of the space is sub-leased from another entity. The term of the sublease commenced on April 1, 2001 and terminates on March 31, 2004. For the years ended September 30, 2001 and 2000, the Company paid the lessors approximately $640,000 and $93,000, respectively.

10.	Discontinued Operations

During the fourth quarter of fiscal 2000, the Company implemented plans to sell its physician practice operations and close related practice support offices during fiscal 2001, resulting in an estimated loss on sale and closure of $7.4 million in the fiscal year ended September 30, 2000. The estimated loss on sale and closure and operating results of the physician practice operations are reflected as discontinued operations in the accompanying consolidated and combined statements of operations. The Company estimated losses of approximately $900,000 from the physician practice operations from the date the Company committed itself to the sale and closure through the projected sale and closure dates in fiscal 2001. The remainder of the estimated loss on sale and closure consisted primarily of lease termination costs and physician contract termination costs. During the year ended September 30, 2001, $1.0 million of previously recorded loss accruals were reversed due to discontinuing these operations to date at costs that were less than previously estimated. At September 30, 2001, the remaining accrual for estimated loss on sale and closure was $2.9 million. Of this balance, approximately $2.5 million of costs are expected to be paid subsequent to the next 12 months and are recorded within other long term liabilities in the accompanying consolidated balance sheets.

IASIS Healthcare Corporation

Notes to Consolidated and Combined Financial Statements (continued)

Net revenue for the physician practice operations for the year ended September 30, 2000 and the nine months ended September 30, 1999 was approximately $11.7 million and $3.6 million, respectively.

11.	Retirement Plans

Substantially all employees who are employed by the Company or its subsidiaries, upon qualification, are eligible to participate in a defined contribution 401(k) plan (the “Retirement Plan”). Employees who elect to participate generally make contributions from 1% to 20% of their eligible compensation, and the Company matches, at its discretion, such contributions up to a maximum percentage. Generally, employees immediately vest 100% in their own contributions and vest in the employer portion of contributions in a period not to exceed five years. Company contributions to the Retirement Plan were approximately $3.9 million and $3.3 million for the years ended September 30, 2001 and 2000, respectively.

Prior to the recapitalization, the Company participated in Paracelsus’ defined contribution 401(k) Retirement Plan (the “Paracelsus Plan”). The Paracelsus Plan covered substantially all employees of the Company. Participants could contribute up to 15% of pretax compensation. Paracelsus matched on behalf of the Company $0.25 for each dollar of employee contributions up to 6% of the employee’s gross salary and could make additional discretionary contributions. The employees immediately vested 100% in their own contributions and vesting in the employer portion of contributions occurred gradually after seven years to 100%. The cost allocated to the Company for contributions to the Paracelsus Plan made by Paracelsus on behalf of the Company for the nine months ended September 30, 1999 was approximately $281,000.

IASIS Healthcare Corporation

Notes to Consolidated and Combined Financial Statements (continued)

12.	Segment and Geographic Information

The Company’s acute care hospitals and related health care businesses are similar in their activities and the economic environments in which they operate (i.e., urban and suburban markets). Accordingly, the Company’s reportable operating segments consist of (1) acute care hospitals and related healthcare businesses, collectively, and (2) its Medicaid managed health plan, Health Choice and a related entity (collectively referred to as Health Choice). Prior to the Tenet transaction, including Health Choice, management had determined that the Company did not have separately reportable segments as defined under Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. The following is a financial summary by business segment for the periods indicated:

			Nine Months
	Year Ended	Year Ended	Ended
	September 30,	September 30,	September 30,
	2001	2000	1999

		(in thousands)
Acute Care Service:

Net patient revenue	$786,680	$732,814	$137,397

Revenue between segments	(7,693)	(7,073)	—

Net revenue	778,987	725,741	137,397

Salaries and benefits	312,741	281,006	47,169

Supplies	131,970	123,023	19,643

Other operating expenses(1)	161,287	152,850	42,230

Provision for bad debts	73,417	60,579	9,934

EBITDA(2)	99,572	108,283	18,421

Interest expense, net	64,460	62,214	7,304

Depreciation and amortization	53,038	47,406	9,620

Earnings (loss) from continuing operations before minority interests and income taxes(1)	(17,926)	(1,337)	1,497

Provision for asset revaluation, closure and other costs	16,612	—	—

Recapitalization costs	—	3,478	—

Minority interests	441	74	(140)

Earnings (loss) from continuing operations before income taxes	$(34,979)	$(4,889)	$1,637

Segment assets	$854,866	$870,501	$211,934

Capital expenditures	$39,308	$53,670	$13,476

IASIS Healthcare Corporation

Notes to Consolidated and Combined Financial Statements (continued)

			Nine Months
	Year Ended	Year Ended	Ended
	September 30,	September 30,	September 30,
	2001	2000	1999

		(in thousands)
Health Choice:

Capitation premiums and other payments	$110,554	$89,422	$—

Revenue between segments	—	—	—

Net revenue	110,554	89,422	—

Salaries and benefits	4,698	4,445	—

Supplies	362	353	—

Other operating expenses	101,384	81,326	—

Provision for bad debts	—	—	—

EBITDA (2)	4,110	3,298	—

Interest expense, net	(114)	138	—

Depreciation and amortization	125	153	—

Earnings (loss) from continuing operations before minority interests and income taxes	4,099	3,007	—

Provision for asset revaluation, closure and other costs	—	—	—

Recapitalization costs	—	—	—

Minority interests	—	—	—

Earnings (loss) from continuing operations before income taxes	$4,099	$3,007	$—

Segment assets	$11,257	$2,695	$—

Capital expenditures	$15	$22	$—

(1)	Amounts exclude provision for asset revaluation, closure and other costs and recapitalization costs.

(2)	EBITDA represents earnings from continuing operations before interest expense, minority interests, income taxes, provision for asset revaluation, closure and other costs, recapitalization costs and depreciation and amortization.

13.	Accrued Expenses and Other Current Liabilities and Allowances for Doubtful Accounts

A summary of other accrued expenses and other current liabilities at September 30 follows (in thousands):

	2001	2000

Health insurance payable	$3,300	$4,280

Federal income taxes payable	—	4,159

Taxes other than income	8,304	7,769

Accrued closure costs for Rocky Mountain Medical Center	3,351	—

Other	6,692	4,531

	$21,647	$20,739

A summary of activity in the Company’s allowance for doubtful accounts follows (in thousands):

			Accounts
			Written Off,
	Beginning	Provision for	Net of	Ending
	Balance	Bad Debts	Recoveries	Balance

Allowance for doubtful accounts:

Nine months ended September 30, 1999	$12,637	$9,934	$(11,721)	$10,850

Year ended September 30, 2000	10,850	60,579	(40,026)	31,403

Year ended September 30, 2001	31,403	73,417	(78,875)	25,945

The operating results of the Tenet hospitals from the October 15, 1999 date of acquisition accounted for approximately $45.8 million of the provision for doubtful accounts and approximately $22.3 million of accounts written off, net of recoveries, for the year ended September 30, 2000.

IASIS Healthcare Corporation

Notes to Consolidated and Combined Financial Statements (continued)

14.	Asset Revaluation, Closure and Other Costs

During the year ended September 30, 2001, the Company recorded $11.9 million of charges relating to asset revaluation and closure expenses of Rocky Mountain Medical Center, $2.5 million of employee severance costs and the write-off of deferred initial public offering costs totaling $2.2 million.

Asset Revaluation and Closure Costs Related to Rocky Mountain Medical Center

In the third quarter of fiscal 2001, the Company recorded a pre-tax asset revaluation charge of approximately $2.8 million related to the closure of Rocky Mountain Medical Center and revaluation of net assets in conjunction with their classification as held for sale. At September 30, 2001, Rocky Mountain Medical Center net assets held for sale and expected to be sold within the next 12 months consisted of property and equipment and totaled approximately $24.6 million, net of the asset revaluation allowance.

The Company adopted and implemented an exit plan and recorded pre-tax closure charges of approximately $9.1 million in the third quarter of fiscal 2001 with respect to the closure of Rocky Mountain Medical Center. These closure plans included the involuntary termination of approximately 200 hospital and business office personnel, which were completed by September 30, 2001. At September 30, 2001, accrued closure costs totaled approximately $5.6 million. The following table summarizes the closure costs accrual and payment activity for the year ended September 30, 2001(in thousands):

		Facility and
	Severance	Lease	Contract
	and Related	Termination	Termination	Other Exit
	Costs	Costs	Costs	Costs	Total

Balances at September 30, 2000	$—	$—	$—	$—	$—

Charges	1,475	3,486	2,407	1,693	9,061

Payments	(1,659)	(737)	(439)	(585)	(3,420)

Re-allocation of charge	450	—	—	(450)	—

Balances at September 30, 2001	$266	$2,749	$1,968	$658	$5,641

Net revenue and pre-tax losses from Rocky Mountain Medical Center were $12.9 million and $16.1 million, respectively, for the year ended September 30, 2001, excluding the $11.9 million asset revaluation and closure charge, and $4.5 million and $15.7 million, respectively, for the year ended September 30, 2000.

Other Costs

The Company recorded employee severance costs of $2.5 million during the year ended September 30, 2001 related to management severance and the termination of employees in one of its markets. As of September 30, 2001, the Company had paid approximately $1.2 million of these costs.

On January 22, 2001, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission, which was amended on February 13, 2001 and March 6, 2001, to register the sale of up to 13,350,000 shares of its common stock, plus up to an additional 2,002,500 shares pursuant to the underwriters’ over-allotment options, through an underwritten public offering. The Company subsequently decided not to pursue the public offering and it was terminated. The Company expensed $2.2 million of offering costs incurred during the year ended September 30, 2001. As of September 30, 2001, the Company had paid approximately $2.1 million of these costs.

IASIS Healthcare Corporation

Notes to Consolidated and Combined Financial Statements (continued)

15.	Subsequent Events

Amended Bank Facilities

Effective October 5, 2001, the Company amended its Bank Facilities. The amended Bank Facilities provide for an additional $30.0 million uncommitted incremental senior secured term loan on substantially the same terms and conditions as the Company’s existing Bank Facilities. The new incremental term loan shall be used solely to fund the purchase of the property subject to the St Luke’s lease and related costs and expenses. The amended Bank Facilities also provide for revisions to certain financial covenants.

Purchase of St. Luke’s Properties

On October 15, 2001, the Company acquired the land and buildings under the St Luke’s lease for an aggregate purchase price of approximately $55.2 million. The purchase price was financed by the $30.0 million new incremental term loan and borrowings under the Company’s revolving credit facility.

This purchase will reduce future minimum payments under noncancellable operating leases (see Note 9) by approximately $7.4 million for fiscal year 2002, $7.7 million for each of fiscal years 2003 through 2006 and $26.7 million for fiscal years thereafter.

16.	Supplemental Condensed Consolidating Financial Information

The Notes described in Note 3 are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s Subsidiary Guarantors.

A summarized condensed consolidating balance sheet at September 30, 2001 and condensed consolidating statement of operations and statement of cash flows for the year ended September 30, 2001 for the Company, segregating the parent company issuer, the combined 100% owned Subsidiary Guarantors, the non-100% owned Subsidiary Guarantor and eliminations, are found below. Separate audited financial statements of the non-100% owned Subsidiary Guarantor, Odessa Regional Hospital, LP (“Odessa”), are included as Exhibit 99.1 to the Company’s filing on Form 10-K. During the year ended September 30, 2001, Odessa sold 11.2% of its limited partner units, which reduced the Company’s ownership accordingly, however, Odessa’s guaranty continues to be full and unconditional with respect to the Notes. Prior to this sale, all of the Company’s Subsidiary Guarantors were 100% owned, thus no condensed consolidating financial statements are provided for prior periods.

IASIS Healthcare Corporation

Notes to Consolidated and Combined Financial Statements (continued)

IASIS Healthcare Corporation

Condensed Consolidating Balance Sheet
September 30, 2001
(in thousands except share amounts)

		Subsidiary Guarantors

			Non-100%		Condensed
	Parent Issuer	100% Owned	Owned	Eliminations	Consolidated

Assets

Current assets:

Cash and cash equivalents	$—	$6,056	$—	$—	$6,056

Accounts receivable, net	—	139,196	8,614	—	147,810

Inventories	—	20,782	1,109	—	21,891

Prepaid expenses and other current assets	—	14,988	466	—	15,454

Assets held for sale	—	25,106	—	—	25,106

Total current assets	—	206,128	10,189	—	216,317

Property and equipment, net	—	319,607	15,430	—	335,037

Net investment in and advances to subsidiaries	843,420	(812,940)	2,993	(33,473)	—

Goodwill and other intangibles, net	—	263,477	28,827	—	292,304

Deferred debt financing costs, net	19,768	—	—	—	19,768

Other assets	—	2,883	—	—	2,883

Total assets	$863,188	$(20,845)	$57,439	$(33,473)	$866,309

Liabilities and stockholders’ equity

Current liabilities:

Accounts payable	$—	$45,652	$2,410	$—	$48,062

Salaries and benefits payable	—	16,098	708	—	16,806

Accrued interest payable	18,297	—	—	—	18,297

Medical claims payable	—	21,871	—	—	21,871

Other accrued expenses and other current liabilities	—	21,429	218	—	21,647

Current portion of accrued loss on discontinued operations	—	396	—	—	396

Current portion of long-term debt and capital lease obligations	19,375	228	—	—	19,603

Total current liabilities	37,672	105,674	3,336	—	146,682

Long-term debt and capital lease obligations, net of current portion	530,000	574	33,473	(33,473)	530,574

Other long-term liabilities	—	18,380	—	—	18,380

Minority interest	—	4,379	—	—	4,379

Total liabilities	567,672	129,007	36,809	(33,473)	700,015

Stockholders’ equity	295,516	(149,852)	20,630	—	166,294

Total liabilities and stockholders’ equity	$863,188	$(20,845)	$57,439	$(33,473)	$866,309

IASIS Healthcare Corporation

Notes to Consolidated and Combined Financial Statements (continued)

IASIS Healthcare Corporation

Condensed Consolidating Statement of Operations
for the year ended September 30, 2001
(in thousands)

		Subsidiary Guarantors

			Non-100%		Condensed
	Parent Issuer	100% Owned	Owned	Eliminations	Consolidated

Net revenue	$—	$851,033	$39,646	$(1,138)	$889,541

Costs and expenses:

Salaries and benefits	—	302,275	15,164	—	317,439

Supplies	—	127,377	4,955	—	132,332

Other operating expenses	—	256,652	6,019	—	262,671

Provision for bad debts	—	69,561	3,856	—	73,417

Interest, net	64,224	122	4,136	(4,136)	64,346

Depreciation and amortization	3,705	47,313	2,145	—	53,163

Provision for asset revaluation, closure and other costs	—	16,612	—	—	16,612

Management fees	—	—	1,138	(1,138)	—

Equity in earnings of affiliates	(33,913)	—	—	33,913	—

Total costs and expenses	34,016	819,912	37,413	28,639	919,980

Earnings (loss) from continuing operations before minority interests and income taxes	(34,016)	31,121	2,233	(29,777)	(30,439)

Minority interests	—	441	—	—	441

Earnings (loss) from continuing operations before income taxes	(34,016)	30,680	2,233	(29,777)	(30,880)

Income tax expense	—	—	—	—	—

Net earnings (loss) from continuing operations	(34,016)	30,680	2,233	(29,777)	(30,880)

Discontinued operations	—	1,000	—	—	1,000

Net earnings (loss)	(34,016)	31,680	2,233	(29,777)	(29,880)

Preferred stock dividends reversed	(25,348)	—	—	—	(25,348)

Net earnings (loss) due to common stockholders	$(8,668)	$31,680	$2,233	$(29,777)	$(4,532)

IASIS Healthcare Corporation

Notes to Consolidated and Combined Financial Statements (continued)

IASIS Healthcare Corporation

Condensed Consolidating Statement of Cash Flows
for the year ended September 30, 2001
(in thousands)

		Subsidiary Guarantors

			Non-100%		Condensed
	Parent Issuer	100% Owned	Owned	Eliminations	Consolidated

Cash flows from operating activities

Net earnings (loss)	$(34,016)	$31,680	$2,233	$(29,777)	$(29,880)

Adjustments:

Depreciation and amortization	3,705	47,313	2,145	—	53,163

Minority interests	—	441	—	—	441

Gain on sale of property and equipment	—	(314)	—	—	(314)

Provision for asset revaluation and closure costs	—	11,900	—	—	11,900

Reversal of excess loss accrual for discontinued operations	—	(1,000)	—	—	(1,000)

Equity in earnings of affiliates	(33,913)	—	—	33,913	—

Changes in operating assets and liabilities, net of the effect of dispositions:

Accounts receivable	—	(115)	(2,580)	—	(2,695)

Inventories, prepaid expenses and other current assets	—	2,114	(55)	—	2,059

Accounts payable and other accrued liabilities	(1,723)	15,785	2,016	—	16,078

Accrued loss on discontinued operations	—	(3,245)	—	—	(3,245)

Net cash provided by (used in) operating activities	(65,947)	104,559	3,759	4,136	46,507

Cash flows from investing activities

Purchases of property and equipment	—	(34,724)	(4,599)	—	(39,323)

Proceeds from sale of property and equipment	—	3,131	—	—	3,131

Payments for dispositions, net	—	(101)	—	—	(101)

Change in other assets	—	234	19	—	253

Net cash used in investing activities	—	(31,460)	(4,580)	—	(36,040)

Cash flows from financing activities

Proceeds from issuance of common stock	1,900	—	—	—	1,900

Proceeds from senior bank debt borrowings	141,000	—	—	—	141,000

Payment of debt and capital leases	(148,293)	(696)	—	—	(148,989)

Change in intercompany balances with affiliates, net	71,340	(65,998)	(1,206)	(4,136)	—

Other	—	(349)	2,027	—	1,678

Net cash provided by (used in) financing activities	65,947	(67,043)	821	(4,136)	(4,411)

Net increase in cash and cash equivalents	—	6,056	—	—	6,056

Cash and cash equivalents at beginning of period	—	—	—	—	—

Cash and cash equivalents at end of period	$—	$6,056	$—	$—	$6,056

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

     The table below presents information with respect to our directors and executive officers:

Name	Age	Position

David R. White	54	Chairman of the Board, President and Chief Executive Officer

Sandra K. McRee	45	Chief Operating Officer

W. Carl Whitmer	37	Chief Financial Officer

Frank A. Coyle	37	Secretary, General Counsel

Jerre H. Frazier	66	Vice President of Ethics and Business Practices, Chief Compliance Officer

Alan J. Chapman	49	Operations Controller

Dewey A. Greene	45	Division President

Phillip J. Mazzuca	42	Division President

Evan Bakst	35	Director

Michael S. Berk	31	Director

Jay R. Bloom	46	Director

Ramsey A. Frank	41	Director

Anthony Grillo	46	Director

Paul S. Levy	54	Director

Jeffrey C. Lightcap	42	Director

R. Clayton McWhorter	68	Director

Frank J. Rodriguez	30	Director

David Y. Ying	47	Director

     David R. White was our non-executive Chairman of the Board of Directors from October 1999 until November 30, 2000. Mr. White was appointed our Chief Executive Officer on December 1, 2000 and our President on May 22, 2001. He continues to serve as Chairman of the Board. Mr. White served as President and Chief Executive Officer of LifeTrust, an assisted living company, from November 1998 until November 2000. From June 1994 to September 1998, Mr. White served as President of the Atlantic Group at Columbia/HCA, where he was responsible for 45 hospitals located in nine states. Previously, Mr. White was Executive Vice President and Chief Operating Officer at Community Health Systems, Inc., a for-profit hospital management company that operated approximately 20 acute-care hospitals.

     Sandra K. McRee was appointed our Chief Operating Officer in May 2001. Ms. McRee was a Regional Vice President for Province Healthcare Corporation from April 1999 until May 2001, where she oversaw the operations of five facilities in Florida, Louisiana and Mississippi. Ms. McRee also served as Vice President, Operations of Province from October 1998 through March 1999. From August 1997 through September 1998, she served as a Division President for Columbia/HCA. Ms. McRee also served as a Group Vice President, Operations for Columbia/HCA from May 1995 through July 1997. Prior to joining Columbia/HCA, Ms. McRee served as an Assistant Vice President for Community Health Systems Inc. where she oversaw 36 facilities. Ms. McRee has spent her entire professional career in the healthcare industry.

     W. Carl Whitmer served as our Vice President and Treasurer from March 2000 through October 2001, and was appointed our Chief Financial Officer effective November 1, 2001. Prior to joining our company, Mr. Whitmer served as Vice President of Finance and Treasurer of PhyCor Inc., where he was employed from July 1994 through February 2000. Mr. Whitmer’s responsibilities at PhyCor included acquisitions, capital planning and management, investor relations, treasury management and external financial reporting. Prior to joining PhyCor, Mr. Whitmer served as a Senior Manager with the accounting firm of KPMG LLP, where he was employed from July 1986 to July 1994.

     Frank A. Coyle has been our Secretary and General Counsel since October 1999. From August 1998 until October 1999, Mr. Coyle served as Secretary and General Counsel of Iasis Healthcare Corporation, a company formed by members of our management that was merged into one of our subsidiaries. Mr. Coyle served from May 1995 to August 1998 as Assistant Vice President Development in Physician Services and in-house Development Counsel for Columbia/HCA. From May 1990 to May 1995, Mr. Coyle was an attorney with Baker, Worthington, Crossley, Stansberry & Woolf where his work included mergers, acquisitions, securities transactions, not-for-profit representation and formation of Tennessee health maintenance organizations.

     Jerre H. Frazier has been our Vice President of Ethics and Business Practices and Chief Compliance Officer since November 1999. Mr. Frazier served from 1996 to November 1999 as Director of Compliance for Columbia/HCA. From 1990 to 1996, Mr. Frazier was an attorney with Baker, Worthington, Crossley, Stansberry & Woolf. Prior to that time, Mr. Frazier practiced law for more than 35 years in Washington, D.C., Houston, Texas and Nashville, Tennessee. Mr. Frazier has extensive experience with healthcare and regulatory matters.

     Alan J. Chapman served as one of our Division Chief Financial Officers from March 2000 until November 2000, and was appointed our Operations Controller in November 2000. His responsibilities include overseeing financing operations for all of our hospitals in conjunction with our two Division Chief Financial Officers. Prior to joining our company, Mr. Chapman served as the Chief Financial Officer of the university hospitals and clinics of the University of Mississippi Medical Center, which was managed by Quorum Health Resources, from May 1999 to March 2000. Prior to serving in that position, Mr. Chapman was Group Associate Vice President for Quorum from August 1989 until May 1999, where he was responsible for financial operations of 10 Mississippi hospitals.

     Dewey A. Greene was appointed our Division President for our Arizona and Utah markets in August 2001. Prior to joining our company, Mr. Greene served as a Senior Vice President of MediSphere Health Partners, Inc. from August 1999 to August 2001. Mr. Greene served as Chief Operating Officer of Envoy Corporation from March 1998 to August 1999. He was President of Columbia/HCA’s Delta Division, which included 13 hospitals, from March 1994 until November 1997. Prior to serving in that position, Mr. Greene served as a hospital chief executive officer for 12 years.

     Phillip J. Mazzuca served as Chief Executive Officer of Town & Country Hospital, one of our Florida hospitals, from November 1999 to August 2001. He served as a Division President of our Arizona market from August 2001 to October 2001, reporting to the Division President of our Arizona and Utah markets, and was appointed as the Division President for our Florida and Texas markets in October 2001. Mr. Mazzuca served as the Hospital Chief Executive Officer for Parkway Medical Center Hospital from March 1993 until November 1999. Prior to serving in that position, Mr. Mazzuca served as a Hospital Chief Executive Officer for various hospitals owned and operated by proprietary healthcare organizations.

     Evan Bakst joined our Board of Directors in May 2001. Mr. Bakst is a principal at JP Morgan Partners, which he joined in July 2000. Prior to joining JP Morgan Partners, Mr. Bakst was a managing director of The Beacon Group, LLC from August 1993 until July 2000, where he was involved with Beacon’s private equity effort. Mr. Bakst serves as a director of several companies, including Accordant Health Services, Inc., Cadent Holdings, Inc. and FundsXpress, Inc.

     Michael S. Berk has been one of our Directors since October 1999. Mr. Berk is a Vice President of Joseph Littlejohn & Levy, which he joined in February 1999. From September 1997 to February 1999, Mr. Berk was an associate at Frontenac Company.

     Jay R. Bloom has been one of our Directors since October 1999. Mr. Bloom is a managing director of Trimaran Fund Management, L.L.C., the investment advisor to Trimaran Fund II, L.L.C., a private equity fund. In addition, he is a member of the Investment Committee of Caravelle Advisors, L.L.C., the investment advisor to Caravelle Investment Fund, L.L.C. and Caravelle Investment Fund II, L.L.C., where he oversees a portfolio of bank loans, high yield securities, mezzanine and special situation investments. Mr. Bloom is also a vice chairman of CIBC World Markets and is a co-head of the CIBC Argosy Merchant Banking Funds. Prior to joining CIBC World Markets in 1995, Mr. Bloom was a founder and managing director of The Argosy Group L.P. Prior to joining The Argosy Group L.P., Mr. Bloom was a managing director at Drexel Burnham Lambert Incorporated and also worked at Lehman Brothers Kuhn Loeb Incorporated. In addition, Mr. Bloom previously practiced law with Paul Weiss

Rifkind Wharton & Garrison. Mr. Bloom currently serves on the Board of Directors of Argosy Heating Partners, Inc., eLink Communications, Inc., Heating Oil Partners, L.P., JAC Holdings International, Inc., NSP Holdings, LLC, PrimeCo Wireless Communications, LLC and Transportation Technologies Industries, Inc.

     Ramsey A. Frank has been one of our Directors since October 1999. Mr. Frank is a Senior Managing Director of Joseph Littlejohn & Levy, which he joined in September 1999. From January 1993 to September 1999, Mr. Frank was a Managing Director at Donaldson, Lufkin & Jenrette, Inc., where he headed the restructuring group and was a senior member of the leveraged finance group. Mr. Frank serves as a director of Advance PCS, Builders FirstSource, Inc., Motor Coach Industries International Inc. and Sonix Healthcare.

     Anthony Grillo has been one of our Directors since October 1999. Mr. Grillo is a Senior Managing Director and heads the restructuring group of Evercore Partners, Inc., which he joined in March 2001. He was a Senior Managing Director of Joseph Littlejohn & Levy from January 1999 through March 2001. From March 1991 to December 1998, Mr. Grillo was a Senior Managing Director at The Blackstone Group, where he was involved with Blackstone’s private equity, restructuring and mergers practices. Mr. Grillo serves as a director of several companies, including Garden Way, Inc., Lancer Industries Inc., Littlefuse, Inc., New World Pasta Company, Reminders On Line and Safeguard Business Systems.

     Paul S. Levy has been one of our Directors since October 1999. Mr. Levy is a Senior Managing Director of Joseph Littlejohn & Levy, which he founded in 1988. Mr. Levy serves as a director of several companies, including Builders FirstSource, Inc., Fairfield Manufacturing Company, Inc., Hayes Lemmerz International Inc., Lancer Industries Inc., Motor Coach Industries International Inc. and New World Pasta Company.

     Jeffrey C. Lightcap has been one of our Directors since October 1999. Mr. Lightcap is a Senior Managing Director of Joseph Littlejohn & Levy, which he joined in June 1997. From February 1993 to May 1997, Mr. Lightcap was a Managing Director at Merrill Lynch & Co., Inc., where he was the head of leveraged buyout firm coverage for the mergers and acquisitions group. Mr. Lightcap serves as a director of several companies, including Hayes Lemmerz International Inc., JAG Holdings and Motor Coach Industries International Inc.

     R. Clayton McWhorter has been one of our directors since February 2001. Mr. McWhorter is Chairman of Clayton Associates, LLC, a venture capital firm he founded in 1996, and LifeTrust America, Inc., an operator of assisted living communities. Mr. McWhorter served on the Board of Directors of Columbia/HCA from April 1995 until May 2000, and served as Chairman from April 1995 to May 1996. He served as Chairman, President and Chief Operating Officer of HealthTrust, Inc. from 1987 to April 1995 and as President and Chief Operating Officer of Hospital Corporation of America from 1985 to September 1987.

     Frank J. Rodriguez has been one of our Directors since October 1999. Mr. Rodriguez is a Vice President of Joseph Littlejohn & Levy, which he joined in August 1995. From July 1993 to July 1995, Mr. Rodriguez was a member of the Merchant Banking Group at Donaldson, Lufkin & Jenrette, Inc.

     David Y. Ying has been one of our Directors since October 1999. Mr. Ying is a Senior Managing Director of Joseph Littlejohn & Levy, which he joined in June 1997. From January 1993 to May 1997, Mr. Ying was a Managing Director at Donaldson, Lufkin & Jenrette, Inc., where he was the head of its restructuring department. Mr. Ying serves as a director of several companies, including Builders FirstSource, Inc., Hayes Lemmerz International Inc., Lancer Industries Inc. and New World Pasta Company.

     Our certificate of incorporation and by-laws provide that our board will consist of not less than three nor more than 15 members, the exact number of which shall be determined by our board in a resolution. Our directors are elected at our annual meeting of stockholders for one-year terms and until their successors are duly elected and qualified. Our executive officers serve at the discretion of the board of directors.

     Pursuant to a stockholders agreement, dated as of October 8, 1999, as amended, among our company, JLL Healthcare, LLC and other of our stockholders, ten designees of JLL Healthcare, LLC currently are serving on our board of directors. The operating agreement of JLL Healthcare, LLC provides that its designees on the board of directors will include eight designees of Joseph Littlejohn & Levy, one designee of CIBC WMC Inc. and one designee of J.P. Morgan Capital Corporation. Messrs. Berk, Frank, Grillo, Levy, Lightcap, McWhorter, Rodriguez

and Ying serve on the board of directors as designees of Joseph Littlejohn & Levy. Mr. Bloom serves on the board of directors as a designee of CIBC WMC Inc. Mr. Bakst serves on the board of directors as a designee of J.P. Morgan Capital Corporation.

Item 11.    Executive Compensation.

     The following table provides information as to annual, long-term or other compensation during the last two fiscal years for:

•	the individuals serving as our Chief Executive Officer during the fiscal year ended September 30, 2001;

•	our four other most highly compensated executive officers who were serving as executive officers at September 30, 2001; and

•	one additional individual who was among our four most highly compensated executive officers, other than our Chief Executive Officer, during the year ended September 30, 2001, but who was not serving as an executive officer at September 30, 2001.

SUMMARY COMPENSATION TABLE

				Long-Term
				Compensation
	Annual Compensation			Awards

				Securities
				Underlying	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Options(#)	Compensation

David R. White	2001	$521,733	$—	1,719,053	$3,653	(2)
Chairman of the Board,	2000	—	—	1,075,962	—
President & Chief Executive Officer(1)

Michael C. French(3)	2001	254,423	—	251,995	68,799	(4)

Division President	2000	—	—	—	—

W. Carl Whitmer(5)	2001	220,887	—	167,993	3,171	(2)
Vice President & Treasurer	2000	93,745	—	125,997	1,387	(2)

Phillip J. Mazzuca(6)	2001	200,928	5,709	125,997	84,508	(7)

Division President	2000	171,583	—	25,827	3,724	(2)

Alan J. Chapman	2001	193,737	—	211,946	51,917	(8)
Operations Controller	2000	99,290	—	125,997	2,640	(2)

C. Wayne Gower President & Chief	2001	360,206	79,232	—	593,495	(10)

Operating Officer(9)	2000	510,000	—	1,074,388	3,546	(2)

John K. Crawford
Executive Vice President & Chief	2001	351,430	54,375	239,661	409,264	(12)
Financial Officer(11)	2000	277,883	—	653,622	3,494	(2)

(1)	Mr. White served as our non-executive Chairman of the Board of Directors from October 1999 until November 30, 2000. He was appointed our Chief Executive Officer on December 1, 2000 and our President on May 22, 2001.

(2)	Our contribution on behalf of the employee to our 401(k) plan.

(3)	Mr. French served as one of our Division Presidents through November 30, 2001 and subsequently left our company.

(4)	Represents Mr. French’s relocation allowance.

(5)	Mr. Whitmer served as our Vice President and Treasurer from March 8, 2000 until October 31, 2001. He was appointed Chief Financial Officer effective November 1, 2001.

(6)	Mr. Mazzuca served as Chief Executive Officer of Town & Country Hospital through August 2001. He was appointed as one of our Division Presidents in September 2001.

(7)	Our contribution of $3,245 on behalf of Mr. Mazzuca to our 401(k) plan and relocation allowance of $81,263.

(8)	Our contribution of $5,806 on behalf of Mr. Chapman to our 401(k) plan and relocation allowance of $46,111.

(9)	Mr. Gower served as our President and Chief Executive Officer through November 30, 2000. He served as our President and Chief Operating Officer from December 1, 2000 through May 22, 2001 and subsequently left our company.

(10)	Represents severance paid to Mr. Gower.

(11)	Mr. Crawford served as our Executive Vice President and Chief Financial Officer from February 2000 through September 15, 2001 and subsequently left our company.

(12)	Represents severance paid to Mr. Crawford.

     The following table sets forth certain information concerning options granted in 2001 to the named executive officers. None of the named executive officers were granted stock appreciation rights.

OPTIONS GRANTED IN LAST FISCAL YEAR

	Individual Grants

			Percent
			of Total			Potential Realizable Value at
	Number of		Options			Assumed Annual Rates of
	Securities		Granted to			Stock Price Appreciation
	Underlying		Employees	Exercise		For Option Term
	Options		In Fiscal	or Base	Expiration
Name (1)	Granted		Year (%)	Price ($/Sh)	Date	5%($)	10%($)

David R. White	207,520.0	(2)		$9.52	11/30/10	$1,242,438	$3,148,582

	243,919.0	(2)		24.76	11/30/10	—	—

	191,652.0	(2)		40.00	11/30/10	—	—

	643,091.0		23.2%

Michael C. French	81,728.0	(3)		9.52	11/05/10	489,312	1,240,012

	95,350.0	(3)		24.76	11/05/10	—	—

	74,917.0	(3)		40.00	11/05/10	—	—

	251,995.0		9.1%

W. Carl Whitmer(4)	13,620.0	(3)		9.52	11/30/10	81,544	206,648

	15,891.0	(3)		24.76	11/30/10	—	—

	12,485.0	(3)		40.00	11/30/10	—	—

	41,996.0		1.5%

Phillip J. Mazzuca	32,487.6	(3)		9.52	09/03/11	194,506	492,916

	37,902.2	(3)		24.76	09/03/11	—	—

	29,780.2	(3)		40.00	09/03/11	—	—

	100,170.0		3.6%

Alan J. Chapman	27,875.0	(3)		9.52	11/30/10	166,890	422,931

	32,522.0	(3)		24.76	11/30/10	—	—

	25,552.0	(3)		40.00	11/30/10	—	—

	85,949.0		3.1%

(1)	Neither C. Wayne Gower nor John K. Crawford were granted any options in 2001.

(2)	Twenty percent of the options vested on the date of grant. The remaining options vest in four equal annual installments, with the first installment vesting on September 30, 2001.

(3)	The options vest in five equal annual installments, with the first installment vesting on September 30, 2001.

(4)	Effective November 1, 2001, we granted Mr. Whitmer options to purchase 148,538.2 shares of our common stock at an exercise price of $9.52 per share, 173,294.8 shares at an exercise price of $24.76 per share and 136,160.0 shares at an exercise price of $40.00 per share. Twenty percent of the options vested on the date of grant. The remaining options vest in four equal annual installments, with the first installment vesting on September 30, 2002.

     The following table summarizes certain information with respect to unexercised options held by the named executive officers at September 30, 2001. The securities underlying unexercised options were valued at $9.52 per share. No unexercised options were in-the-money at September 30, 2001.

FISCAL YEAR-END OPTION VALUES

	Number of Securities
	Underlying
	Unexercised-Options Held at
	September 30, 2001

Name	Exercisable	Unexercisable

David R. White	690,107.0	1,028,946.0

Michael C. French	50,399.0	201,596.0

W. Carl Whitmer	58,798.0	109,195.0

Phillip J. Mazzuca	30,364.8	95,632.2

Alan J. Chapman	67,588.6	144,357.4

C. Wayne Gower	—	—

John K. Crawford	239,661.4	—

Directors’ Compensation

     Our directors do not receive any compensation for their services. We do, however, reimburse them for travel expenses and other out-of-pocket costs incurred in connection with attendance at board of directors and committee meetings.

Employment Agreements

     We entered into a five-year employment agreement with David R. White under which he serves as our Chairman of the Board, President and Chief Executive Officer. His employment commenced on December 1, 2000. Mr. White’s employment agreement provides for an initial base salary of $625,000 each year. Mr. White also is entitled to receive an annual target bonus of up to 200% of his base salary based upon the achievement of EBITDA and total indebtedness objectives set annually by our board of directors.

     Mr. White’s employment agreement contains severance provisions regarding his compensation upon termination of his employment under some circumstances. If Mr. White’s employment is terminated without cause or if he leaves our company for “good reason,” he will be entitled to receive severance payments equal to two times his annual base salary, a lump sum payment equal to the present value of all other benefits he would have received through two years after the date of his termination, and could be eligible to receive a pro rata bonus that is determined based on a formula described in his employment agreement. This agreement contains a non-competition and non-solicitation provision pursuant to which Mr. White will not compete with us or our subsidiaries within 25 miles of the location of any hospital we manage for two years following the date of termination of his employment. During this time he will not solicit or hire our business partners and employees. In certain circumstances following a change in control, we have agreed to compensate Mr. White in the event any payment under his employment agreement is subject to an excise tax under Section 4999 of the Internal Revenue Code.

     We entered into a five-year employment agreement with each of Sandra K. McRee, under which she serves as our Chief Operating Officer, and W. Carl Whitmer, under which he serves as our Chief Financial Officer. Ms. McRee’s employment commenced on June 1, 2001. Mr. Whitmer has been employed by us since March 2000 and was appointed our Chief Financial Officer effective November 1, 2001. Each employment agreement provides for an initial base salary of $380,000 each year. In conjunction with their employment agreements, we awarded Ms. McRee options to purchase 625,986 shares of our common stock and Mr. Whitmer options to purchase 457,993 shares of our common stock under our 2000 Stock Option Plan. Ms. McRee’s options vest in five equal installments, with the first option vesting on September 30, 2001. Mr. Whitmer’s options vested 20% on the date of grant, with the balance vesting in four equal installments beginning September 30, 2002. Ms. McRee and Mr. Whitmer also are entitled to receive an annual target bonus of up to 100% of their base salaries based upon the achievement of EBITDA and total indebtedness objectives set annually by our board of directors.

     The employment agreements also contain severance provisions regarding compensation upon termination of employment under some circumstances. If either Ms. McRee or Mr. Whitmer is terminated without cause or leaves our company for “good reason,” such person will be entitled to receive severance payments equal to two times annual base salary, a lump sum payment equal to the present value of all other benefits that would have been received through two years after the date of termination, and could be eligible to receive a pro rata bonus that is determined based on a formula described in the employment agreements. The employment agreements also contain a non-competition and non-solicitation provision pursuant to which Ms. McRee and Mr. Whitmer agree not to compete with us or our subsidiaries within 50 miles of the location of any hospital we manage for two years following the date of termination of employment, and not to solicit or hire our business partners and employees during this time.

Compensation Committee Interlocks and Insider Participation

     During fiscal 2001, the Compensation Committee was comprised of Messrs. White, Levy, Lightcap and Rodriguez. Messrs. Levy, Lightcap and Rodriguez have never been officers or employees of our company or its subsidiaries. Mr. White was appointed our Chief Executive Officer on December 1, 2000 and our President on May 22, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table presents information as of December 20, 2001 regarding ownership of shares of our common stock by each person known to be a holder of more than 5% of our common stock, the members of our board of directors, each executive officer named in the summary compensation table and all current directors and executive officers as a group.

     When reviewing the following table, you should be aware that the amounts and percentage of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days.

     Unless otherwise indicated, the address of each person listed below is 113 Seaboard Lane, Suite A-200, Franklin, Tennessee 37067.

	Common Stock

	Number	Percent
Beneficial Owners	Of Shares(1)	Of Class(2)

JLL Healthcare, LLC(3)	27,974,625.0	87.6%

David R. White	700,608.0	2.1

Michael C. French	50,399.0	*

W. Carl Whitmer	150,396.6	*

Phillip J. Mazzuca	30,364.8	*

Alan J. Chapman	67,588.6	*

C. Wayne Gower	45,472.0	*

John K. Crawford	—	—

Evan Bakst	—	—

Michael S. Berk(4)	—	—

Jay R. Bloom	—	—

Ramsey A. Frank(4)	27,974,625.0	87.6

Anthony Grillo(4)	27,974,625.0	87.6

Paul S. Levy(4)	27,974,625.0	87.6

Jeffrey C. Lightcap(4)	27,974,625.0	87.6

R. Clayton McWhorter(5)	380,138.0	1.2

Frank J. Rodriguez(4)	—	—

David Y. Ying(4)	27,974,625.0	87.6

Current directors and executive officers as a group (18 persons)	29,566,317.2	89.3

*	Less than 1%

(1)  The following shares of common stock subject to options granted pursuant to our 2000 Stock Option Plan currently exercisable or exercisable within 60 days of December 20, 2001 are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options but are not deemed outstanding for computing the percentage ownership of any other person: Mr. White, 690,107.0; Mr. French, 50,399.0; Mr. Whitmer, 150,396.6; Mr. Mazzuca, 30,364.8; Mr. Chapman, 67,588.6; all current directors and executive officers as a group (18 persons), 1,166,398.2.

(2)  Percentage ownership is based on 31,932,529 shares outstanding as of December 20, 2001.

(3)  Through its controlling interest in JLL Healthcare, LLC, Joseph Littlejohn & Levy Fund III, L.P. may be deemed to beneficially own all of the shares of common stock owned by JLL Healthcare, LLC. Members of JLL Healthcare, LLC include Joseph Littlejohn & Levy Fund III, L.P., Trimaran Fund II, L.L.C. and other investors in the Trimaran investment program, J.P. Morgan Capital Corporation, FCA Ventures II, L.P. and other investors.

(4)  Messrs. Berk, Frank, Grillo, Levy, Lightcap, Rodriguez and Ying, and are all associated with Joseph Littlejohn & Levy Fund III, L.P. which, through its controlling interest in JLL Healthcare, LLC, may be deemed to beneficially own all of the shares of common stock owned by JLL Healthcare, LLC. Messrs. Berk and Rodriguez disclaim any beneficial ownership of this common stock. Messrs. Frank, Grillo, Levy, Lightcap and Ying are managing members of JLL Associates III, LLC, the general partner of Joseph Littlejohn & Levy Fund III, L.P., and, as a result, each may be deemed to beneficially own all of the shares owned by JLL Healthcare, LLC.

(5)  Mr. McWhorter is Managing Partner of Clayton Associates, which is the co-general partner of FCA Ventures II, L.P. As a result, Mr. McWhorter may be deemed to beneficially own 366,413 shares of common stock owned by FCA Ventures II, L.P. Mr. McWhorter disclaims beneficial ownership of shares of common stock owned by FCA Ventures II, L.P.

     Substantially all of our current stockholders have pledged their common stock of our company for the benefit of our lenders as security for our obligations under our bank credit facility. In the event of a default under our bank credit facility, our lenders would have the right to foreclose on the common stock of our current stockholders, which would result in a change in control of our company.

Item 13.    Certain Relationships and Related Transactions.

License Agreement

     During a portion of fiscal 2001, we were a party to a license agreement with Paracelsus under which Paracelsus granted us a license to utilize specific intellectual property, including administrative software, and policies, procedures and compliance manuals, related to the administration of our business. The license agreement was terminated in October 2000.

Stockholders Agreement

     In connection with the recapitalization of the Paracelsus hospitals and the acquisition of hospitals and related facilities from Tenet Healthcare Corporation, JLL Healthcare, LLC and the other investors in our company entered into a stockholders agreement dated October 8, 1999, as amended, governing their ownership of our company. The following is a summary of the material terms of the stockholders agreement:

•	The stockholders other than JLL Healthcare, LLC have agreed to specified restrictions on the transfer of their shares.

•	There is no provision restricting how our stockholders vote on any matters.

•	From and after 180 days following an initial public offering of our common stock, the stockholders, under specified circumstances and subject to some conditions will have the right to require us to register their shares under the Securities Act and to participate in specified registrations of shares by us. JLL Healthcare is entitled to eight demand registrations, each other stockholder owning more than 5% of the outstanding common stock is entitled to two demand registrations, and each stockholder owning more than 3% and less than 5% is entitled to one demand registration.

•	From and after 180 days following an initial public offering, whenever the company proposes to register any of its equity securities or securities convertible or exchangeable into or exercisable for its equity securities (other than registrations on Forms S-8 and S-4), the stockholders shall have “piggyback” registration rights with respect to all these registrations.

•	We have agreed to pay the administrative fees and expenses of JLL Healthcare, LLC during the term of the stockholders agreement. During the year ended September 30, 2001, we paid JLL Healthcare, LLC approximately $150,000 for its administrative fees and expenses, including approximately $100,000 of expenses relating to the initial public offering of our common stock that we subsequently terminated.

Tax Sharing Agreement

     We and some of our subsidiaries are included in JLL Healthcare, LLC’s consolidated group for U.S. federal income tax purposes as well as in some consolidated, combined or unitary groups which include JLL Healthcare, LLC for state, local and foreign income tax purposes. We and JLL Healthcare, LLC have entered into a tax sharing agreement in connection with the recapitalization. The tax sharing agreement requires us to make payments to JLL Healthcare, LLC such that, with respect to tax returns for any taxable period in which we or any of our subsidiaries are included in JLL Healthcare, LLC’s consolidated group or any combined group, including JLL Healthcare, LLC, the amount of taxes to be paid by us will be determined, subject to some adjustments, as if we and each of our subsidiaries included in JLL Healthcare, LLC’s consolidated group or a combined group including JLL Healthcare, LLC filed their own consolidated, combined or unitary tax return. We and JLL Healthcare, LLC will prepare pro forma tax returns with respect to any tax return filed with respect to JLL Healthcare, LLC’s consolidated group or any combined group including JLL Healthcare, LLC in order to determine the amount of tax sharing payments under the tax sharing agreement.

     JLL Healthcare, LLC will be responsible for filing any tax return with respect to JLL Healthcare, LLC’s consolidated group or any combined group including JLL Healthcare, LLC. The tax sharing agreement requires us to assume responsibility for preparing these tax returns. The tax sharing agreement does not alter our general responsibility for preparing and filing any tax returns that include only our company and our subsidiaries.

     JLL Healthcare, LLC will be primarily responsible for controlling and contesting any audit or other tax proceeding with respect to JLL Healthcare, LLC’s consolidated group or any combined group including JLL Healthcare, LLC. The tax sharing agreement requires us to conduct the contest of any audit or tax proceeding that relates to any tax return which we are responsible for preparing. JLL Healthcare, LLC, however, may control the entering into of any settlement or agreement or any decision in connection with any judicial or administrative tax proceeding.

     Each member of a consolidated group for U.S. federal income tax purposes is jointly and severally liable for the federal income tax liability of each other member of the consolidated group. Accordingly, although the tax sharing agreement allocates tax liabilities between us and JLL Healthcare, LLC, for any period in which we were included in JLL Healthcare, LLC’s consolidated group, we could be liable in the event that any federal tax liability was incurred, but not discharged, by any other member of JLL Healthcare, LLC’s consolidated group.

Headquarters Lease Agreement

     We lease approximately 18,500 square feet of office space for our corporate headquarters in Franklin, Tennessee pursuant to a lease agreement with The Dover Centre, LLC, a Tennessee limited liability company in which R. Clayton McWhorter, one of our directors, owns a 37.2% membership interest. Clayton Associates, LLC, a Tennessee limited liability company of which R. Clayton McWhorter is a 12.1% member and Stuart C. McWhorter, the son of R. Clayton McWhorter and a former director of our company, is a 36.2% member, has an indirect ownership interest of 12.0% in The Dover Centre, LLC and has an option to acquire the membership interest of R. Clayton McWhorter in The Dover Centre, LLC. The current annual rent per square foot for approximately 16,500 square feet of space is $17.51, subject to increase to $18.04, $18.58 and $19.14 in August 2002, August 2003 and August 2004, respectively. With respect to the remaining approximately 2,000 square feet of space, the current annual rent per square foot is $19.05, subject to increase to $19.62 in November 2002. Currently, the aggregate monthly base rent under the lease is $27,276. Additional rent is payable under the lease in an amount equal to the company’s proportionate share of the excess of actual operating expenses over budgeted operating expenses for the base year 2000, grossed up to reflect 95% occupancy. The term of the lease with respect to approximately 16,500 square feet of space commenced on May 1, 2000 and terminates on July 31, 2005, and the term of the lease with respect to the remaining approximately 2,000 square feet of space commenced on October 15, 2000 and terminates on October 31, 2003. We have the option to renew the lease for two additional periods of five years each, subject to a base rent increase of 3%. During fiscal 2001, we paid The Dover Centre, LLC aggregate rent of $599,381.

Exchange of Our Preferred Stock

     On October 26, 2000, all outstanding shares of our Series A and Series B preferred stock were exchanged on the basis of ten common shares for each preferred share for an aggregate of 17,357,671 shares of our common stock. The preferred stock was mandatorily redeemable and dividends were payable in shares of our capital stock. Therefore, the accrual of dividends did not result in a cash payment.

Additional Investment

     On December 15, 2000, JLL Healthcare, LLC, our largest stockholder, purchased an additional 149,625 shares of our common stock for a purchase price of $1,425,000 and R. Clayton McWhorter, Stuart C. McWhorter and an investment partnership with which R. Clayton McWhorter and Stuart C. McWhorter are affiliated purchased an additional 73 shares, 158 shares and 1,959 shares of our common stock, respectively, for an aggregate purchase price of $20,870.

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1.	Financial Statements: See Item 8

	2.	Financial Statement Schedules: Not Applicable

	3.	Management Contracts and Compensatory Plans and Arrangements

		-	IASIS Healthcare Corporation 2000 Stock Option Plan (1)

		-	Employment Agreement dated February 7, 2001 between IASIS Healthcare Corporation and David R. White

		-	Form of Employment Agreement between IASIS Healthcare Corporation and each of Sandra K. McRee and W. Carl Whitmer

	4.	Exhibits:

Exhibit No.	Description

2.1	Recapitalization Agreement, dated as of August 16, 1999, by and among Paracelsus Healthcare Corporation, PHC/CHC Holdings, Inc., PHC/Psychiatric Healthcare Corporation, PHC-Salt Lake City, Inc., Paracelsus Pioneer Valley Hospital, Inc., Pioneer Valley Health Plan, Inc., PHC-Jordan Valley, Inc., Paracelsus PHC Regional Medical Center, Paracelsus Davis Hospital, Inc., PHC Utah, Inc., Clinicare of Utah, Inc. and JLL Hospital, LLC (1)

2.2	Asset Sale Agreement between Tenet Healthcare Corporation and JLL Hospital, LLC, dated August 15, 1999 (1)

2.3	Amendment No. 1 to Asset Sale Agreement, made and entered into as of October 15, 1999, by and between Tenet Healthcare Corporation and IASIS Healthcare Corporation (1)

2.4	Amendment No. 2 to Asset Sale Agreement, made and entered into as of October 15, 1999, by and between Tenet Healthcare Corporation and IASIS Healthcare Corporation (1)

2.5	Asset Sale Agreement between Odessa Hospital, Ltd., and JLL Hospital, LLC, dated as of August 15, 1999 (1)

2.6	Amendment No. 1 to Asset Sale Agreement, dated as of October 15, 1999, by and between Odessa Hospital, Ltd. and IASIS Healthcare Corporation (1)

3.1	Amended and Restated Certificate of Incorporation of IASIS Healthcare Corporation, as filed with the Secretary of State of the State of Delaware on March 6, 2001 (2)

3.2	Amended and Restated By-Laws of IASIS Healthcare Corporation (1)

4.1	Indenture, dated as of October 15, 1999, among IASIS Healthcare Corporation, the Delaware and Limited Partnership Subsidiary Guarantors and The Bank of New York, as Trustee (1)

Exhibit No.	Description

4.2	Supplemental Indenture, dated October 25, 1999, among IASIS Healthcare Corporation, the Delaware and Limited Partnership Subsidiary Guarantors, the Arizona Subsidiary Guarantor, as guaranteeing subsidiary and The Bank of New York, as Trustee (1)

4.3	Supplemental Indenture, dated November 4, 1999, among IASIS Healthcare Corporation, the Delaware, Limited Partnership and Arizona Subsidiary Guarantors, the Utah Subsidiary Guarantor, as guaranteeing subsidiary and The Bank of New York, as Trustee (1)

4.4	Senior Subordinated Guarantee, dated October 15, 1999 by the Delaware and Limited Partnership Subsidiary Guarantors in favor of (i) the holders of IASIS Healthcare Corporation’s outstanding 13% Senior Subordinated Notes due 2009 and 13% Senior Subordinated Exchange Notes due 2009 to be issued in the Exchange Offer and covered by this Registration Statement and (ii) the Bank of New York, as Trustee under the Indenture governing the above-referenced notes (1)

4.5	Senior Subordinated Guarantee, dated October 25, 1999 by the Arizona Subsidiary Guarantor in favor of (i) the holders of IASIS Healthcare Corporation’s outstanding 13% Senior Subordinated Notes due 2009 and 13% Senior Subordinated Exchange Notes due 2009 to be issued in the Exchange Offer and covered by this Registration Statement and (ii) the Bank of New York, as Trustee under the Indenture governing the above-referenced notes (1)

4.6	Senior Subordinated Guarantee, dated November 4, 1999 by the Utah Subsidiary Guarantor in favor of (i) the holders of IASIS Healthcare Corporation’s outstanding 13% Senior Subordinated Notes due 2009 and 13% Senior Subordinated Exchange Notes due 2009 to be issued in the Exchange Offer and covered by this Registration Statement and (ii) the Bank of New York, as Trustee under the Indenture governing the above-referenced notes (1)

4.7	Form of IASIS Healthcare Corporation 13% Senior Subordinated Exchange Note due 2009 (1)

10.1	Stockholders Agreement, dated as of October 8, 1999, by and among IASIS Healthcare Corporation, JLL Healthcare, LLC, Paracelsus Healthcare Corporation and each of the other investors listed thereto (1)

10.2	Amendment to Stockholders Agreement dated December 19, 2000, by and among IASIS Healthcare Corporation, JLL Healthcare, LLC, BTIP/Berenson Minella and Berenson Minella Investments LLC (3)

10.3	Amendment to Stockholders Agreement dated February 6, 2001 between IASIS Healthcare Corporation and JLL Healthcare, LLC (4)

10.4	Employee Leasing Agreement, dated as of October 15, 1999, by and among IASIS Healthcare Corporation and Tenet Healthcare Corporation and certain subsidiaries of Tenet Healthcare Corporation (1)

10.5	Tenet Buypower Purchasing Assistance Agreement, dated as of October 15, 1999, by and between IASIS Healthcare Corporation and Tenet HealthSystem Medical, Inc. (1)

10.6	Tax Sharing Agreement, dated as of October 8, 1999, among JLL Healthcare, LLC and its affiliates (1)

Exhibit No.	Description

10.7	IASIS Healthcare Corporation 2000 Stock Option Plan (5)

10.8	Employment Agreement dated May 1, 2000 between IASIS Healthcare Corporation and Mr. C. Wayne Gower (4)

10.9	Pioneer Hospital Lease dated as of May 15, 1996, by and between AHP of Utah, Inc., as Landlord, and Paracelsus Pioneer Valley, Hospital, Inc., as Tenant (6)

10.10	First Amendment to Pioneer Hospital Lease by and between AHP of Utah, Inc., as Landlord, and Paracelsus Pioneer Valley Hospital, Inc., as Tenant (6)

10.11	Second Amendment to Lease dated as of November 6, 1996, by and between AHP of Utah, Inc., as Landlord, and Paracelsus Pioneer Valley Hospital, Inc., as Tenant (6)

10.12	Third Amendment to Lease dated as of March 18, 1999, by and between AHP of Utah, Inc., as Landlord, and Paracelsus Pioneer Valley Hospital, Inc., as Tenant (6)

10.13	Lease dated as of July 29, 1977, by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, Inc., as Tenant (6)

10.14	Addendum to Lease entered into by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, Inc., as Tenant (6)

10.15	Conforming Amendment to Lease dated as of June 10, 1991, by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, Inc., as Tenant (6)

10.16	Amendment to Hospital Lease dated as of October 31, 2000, by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, L.P., as Tenant (6)

10.17	Form of Indemnification Agreement (4)

10.18	Employment Agreement dated May 1, 2000 between IASIS Healthcare Corporation and Mr. John K. Crawford (4)

10.19	Employment Agreement dated February 7, 2001 between IASIS Healthcare Corporation and David R. White

10.20	Form of Employment Agreement between IASIS Healthcare Corporation and each of Sandra K. McRee and W. Carl Whitmer

10.21	Contract between Arizona Health Care Cost Containment System Administration and Health Choice Arizona

10.22	Sale and Purchase Agreement dated as of August 31, 2001 by and among Meditrust Healthcare Corporation, IASIS Healthcare Holdings, Inc. and St. Luke’s Medical Center, LP

10.23	Amended and Restated Credit Agreement, dated as of October 4, 2001, among IASIS Healthcare Corporation, Various Lenders, J.P. Morgan Securities Inc. and The Bank of Nova Scotia, as Co-Lead Arrangers and Co-Book Runners, BNP Paribas, as Documentation Agent, The Bank of Nova Scotia, as Syndication Agent, and Morgan Guaranty Trust Company of New York, as Administrative Agent

21.1	Subsidiaries of IASIS Healthcare Corporation

Exhibit No.	Description

99.1	Financial Statements of Odessa Regional Hospital, LP as of and for the years ended September 30, 2001 and 2000

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-94521).

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000.

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-54086).

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

(b)  On July 24, 2001, the Company filed a Current Report on Form 8-K to report that it had issued a press release announcing the date and time of the online simulcast of its fiscal 2001 third quarter earnings conference call.

     On July 31, 2001, the Company filed a Current Report on Form 8-K to report that it had issued a press release announcing its earnings for its fiscal 2001 third quarter ended June 30, 2001.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IASIS HEALTHCARE CORPORATION

Date: December 21, 2001	By:	/s/ David R. White

David R. White

Chairman of the Board, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David R. White David R. White	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	December 21, 2001

/s/ W. Carl Whitmer W. Carl Whitmer	Chief Financial Officer (Principal Financial and Accounting Officer)	December 21, 2001

/s/ Evan Bakst Evan Bakst	Director	December 21, 2001

/s/ Michael S. Berk Michael S. Berk	Director	December 21, 2001

/s/ Jay R. Bloom Jay R. Bloom	Director	December 21, 2001

/s/ Ramsey A. Frank Ramsey A. Frank	Director	December 21, 2001

/s/ Anthony Grillo Anthony Grillo	Director	December 21, 2001

/s/ Paul S. Levy Paul S. Levy	Director	December 21, 2001

Signature	Title	Date

/s/ Jeffrey L. Lightcap Jeffrey L. Lightcap	Director	December 21, 2001

/s/ R. Clayton McWhorter R. Clayton McWhorter	Director	December 21, 2001

/s/ Frank J. Rodriguez Frank J. Rodriguez	Director	December 21, 2001

/s/ David Y. Ying David Y. Ying	Director	December 21, 2001

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

     No annual report or proxy material has been sent to security holders.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Recapitalization Agreement, dated as of August 16, 1999, by and among Paracelsus Healthcare Corporation, PHC/CHC Holdings, Inc., PHC/Psychiatric Healthcare Corporation, PHC-Salt Lake City, Inc., Paracelsus Pioneer Valley Hospital, Inc., Pioneer Valley Health Plan, Inc., PHC-Jordan Valley, Inc., Paracelsus PHC Regional Medical Center, Paracelsus Davis Hospital, Inc., PHC Utah, Inc., Clinicare of Utah, Inc. and JLL Hospital, LLC (1)

2.2	Asset Sale Agreement between Tenet Healthcare Corporation and JLL Hospital, LLC, dated August 15, 1999 (1)

2.3	Amendment No. 1 to Asset Sale Agreement, made and entered into as of October 15, 1999, by and between Tenet Healthcare Corporation and IASIS Healthcare Corporation (1)

2.4	Amendment No. 2 to Asset Sale Agreement, made and entered into as of October 15, 1999, by and between Tenet Healthcare Corporation and IASIS Healthcare Corporation (1)

2.5	Asset Sale Agreement between Odessa Hospital, Ltd., and JLL Hospital, LLC, dated as of August 15, 1999 (1)

2.6	Amendment No. 1 to Asset Sale Agreement, dated as of October 15, 1999, by and between Odessa Hospital, Ltd. and IASIS Healthcare Corporation (1)

3.1	Amended and Restated Certificate of Incorporation of IASIS Healthcare Corporation, as filed with the Secretary of State of the State of Delaware on March 6, 2001 (2)

3.2	Amended and Restated By-Laws of IASIS Healthcare Corporation (1)

4.1	Indenture, dated as of October 15, 1999, among IASIS Healthcare Corporation, the Delaware and Limited Partnership Subsidiary Guarantors and The Bank of New York, as Trustee (1)

4.2	Supplemental Indenture, dated October 25, 1999, among IASIS Healthcare Corporation, the Delaware and Limited Partnership Subsidiary Guarantors, the Arizona Subsidiary Guarantor, as guaranteeing subsidiary and The Bank of New York, as Trustee (1)

4.3	Supplemental Indenture, dated November 4, 1999, among IASIS Healthcare Corporation, the Delaware, Limited Partnership and Arizona Subsidiary Guarantors, the Utah Subsidiary Guarantor, as guaranteeing subsidiary and The Bank of New York, as Trustee (1)

4.4	Senior Subordinated Guarantee, dated October 15, 1999 by the Delaware and Limited Partnership Subsidiary Guarantors in favor of (i) the holders of IASIS Healthcare Corporation’s outstanding 13% Senior Subordinated Notes due 2009 and 13% Senior Subordinated Exchange Notes due 2009 to be issued in the Exchange Offer and covered by this Registration Statement and (ii) the Bank of New York, as Trustee under the Indenture governing the above-referenced notes (1)

Exhibit No.	Description

4.5	Senior Subordinated Guarantee, dated October 25, 1999 by the Arizona Subsidiary Guarantor in favor of (i) the holders of IASIS Healthcare Corporation’s outstanding 13% Senior Subordinated Notes due 2009 and 13% Senior Subordinated Exchange Notes due 2009 to be issued in the Exchange Offer and covered by this Registration Statement and (ii) the Bank of New York, as Trustee under the Indenture governing the above-referenced notes (1)

4.6	Senior Subordinated Guarantee, dated November 4, 1999 by the Utah Subsidiary Guarantor in favor of (i) the holders of IASIS Healthcare Corporation’s outstanding 13% Senior Subordinated Notes due 2009 and 13% Senior Subordinated Exchange Notes due 2009 to be issued in the Exchange Offer and covered by this Registration Statement and (ii) the Bank of New York, as Trustee under the Indenture governing the above-referenced notes (1)

4.7	Form of IASIS Healthcare Corporation 13% Senior Subordinated Exchange Note due 2009 (1)

10.1	Stockholders Agreement, dated as of October 8, 1999, by and among IASIS Healthcare Corporation, JLL Healthcare, LLC, Paracelsus Healthcare Corporation and each of the other investors listed thereto (1)

10.2	Amendment to Stockholders Agreement dated December 19, 2000, by and among IASIS Healthcare Corporation, JLL Healthcare, LLC, BTIP/Berenson Minella and Berenson Minella Investments LLC (3)

10.3	Amendment to Stockholders Agreement dated February 6, 2001 between IASIS Healthcare Corporation and JLL Healthcare, LLC (4)

10.4	Employee Leasing Agreement, dated as of October 15, 1999, by and among IASIS Healthcare Corporation and Tenet Healthcare Corporation and certain subsidiaries of Tenet Healthcare Corporation (1)

10.5	Tenet Buypower Purchasing Assistance Agreement, dated as of October 15, 1999, by and between IASIS Healthcare Corporation and Tenet HealthSystem Medical, Inc. (1)

10.6	Tax Sharing Agreement, dated as of October 8, 1999, among JLL Healthcare, LLC and its affiliates (1)

10.7	IASIS Healthcare Corporation 2000 Stock Option Plan (5)

10.8	Employment Agreement dated May 1, 2000 between IASIS Healthcare Corporation and Mr. C. Wayne Gower (4)

10.9	Pioneer Hospital Lease dated as of May 15, 1996, by and between AHP of Utah, Inc., as Landlord, and Paracelsus Pioneer Valley, Hospital, Inc., as Tenant (6)

10.10	First Amendment to Pioneer Hospital Lease by and between AHP of Utah, Inc., as Landlord, and Paracelsus Pioneer Valley Hospital, Inc., as Tenant (6)

10.11	Second Amendment to Lease dated as of November 6, 1996, by and between AHP of Utah, Inc., as Landlord, and Paracelsus Pioneer Valley Hospital, Inc., as Tenant (6)

10.12	Third Amendment to Lease dated as of March 18, 1999, by and between AHP of Utah, Inc., as Landlord, and Paracelsus Pioneer Valley Hospital, Inc., as Tenant (6)

Exhibit No.	Description

10.13	Lease dated as of July 29, 1977, by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, Inc., as Tenant (6)

10.14	Addendum to Lease entered into by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, Inc., as Tenant (6)

10.15	Conforming Amendment to Lease dated as of June 10, 1991, by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, Inc., as Tenant (6)

10.16	Amendment to Hospital Lease dated as of October 31, 2000, by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, L.P., as Tenant (6)

10.17	Form of Indemnification Agreement (4)

10.18	Employment Agreement dated May 1, 2000 between IASIS Healthcare Corporation and Mr. John K. Crawford (4)

10.19	Employment Agreement dated February 7, 2001 between IASIS Healthcare Corporation and David R. White

10.20	Form of Employment Agreement between IASIS Healthcare Corporation and each of Sandra K. McRee and W. Carl Whitmer

10.21	Contract between Arizona Health Care Cost Containment System Administration and Health Choice Arizona

10.22	Sale and Purchase Agreement dated as of August 31, 2001 by and among Meditrust Healthcare Corporation, IASIS Healthcare Holdings, Inc. and St. Luke’s Medical Center, LP

10.23	Amended and Restated Credit Agreement, dated as of October 4, 2001, among IASIS Healthcare Corporation, Various Lenders, J.P. Morgan Securities Inc. and The Bank of Nova Scotia, as Co-Lead Arrangers and Co-Book Runners, BNP Paribas, as Documentation Agent, The Bank of Nova Scotia, as Syndication Agent, and Morgan Guaranty Trust Company of New York, as Administrative Agent

21.1	Subsidiaries of IASIS Healthcare Corporation

99.1	Financial Statements of Odessa Regional Hospital, LP as of and for the years ended September 30, 2001 and 2000

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-94521).

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000.

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-54086).

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000.