Form 10-Q
period 2001-12-31
IASIS HEALTHCARE CORP
filed 2002-02-14
CIK 1073615

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________.

COMMISSION FILE NUMBER: 333-94521

IASIS HEALTHCARE CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	76-0450619 (I.R.S. Employer (Identification No.)

113 SEABOARD LANE, SUITE A-200
FRANKLIN, TENNESSEE 37067
(Address of Principal Executive Offices)

(615) 844-2747
(Registrant’s Telephone Number, Including Area Code)

Not Applicable
(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x]  NO [  ]

     As of February 12, 2002, 31,955,863 shares of the Registrant’s Common Stock were outstanding.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED AND CONSOLIDATED BALANCE SHEETS
CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds.
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
SENIOR EXECUTIVE COMPENSATION PLAN
ODESSA REGIONAL HOSPITAL,LP UNAUDITED STATEMENTS

PART I — FINANCIAL INFORMATION	1
Item 1. Financial Statements:	1
Condensed and Consolidated Balance Sheets — December 31, 2001 (Unaudited) and September 30, 2001	1
Condensed and Consolidated Statements of Operations (Unaudited) — Three Months Ended December 31, 2001 and 2000	2
Condensed and Consolidated Statements of Cash Flows (Unaudited) — Three Months Ended December 31, 2001 and 2000	3
Notes to Unaudited Condensed and Consolidated Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
PART II. OTHER INFORMATION	21
Item 2. Changes in Securities and Use of Proceeds	21
Item 6. Exhibits and Reports on Form 8-K	22

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

IASIS HEALTHCARE CORPORATION
CONDENSED AND CONSOLIDATED BALANCE SHEETS
(In thousands except share amounts)

	(Unaudited)
	December 31,	September 30,
	2001	2001

ASSETS
Current assets:
Cash and cash equivalents	$—	$6,056
Accounts receivable, net of allowance for doubtful accounts of $29,971 and $25,945, respectively	147,313	147,810
Inventories	22,624	21,891
Prepaid expenses and other current assets	20,368	15,454
Assets held for sale	22,378	25,106

Total current assets	212,683	216,317
Property and equipment, net	391,042	335,037
Goodwill and other intangibles, net	292,606	292,304
Deferred debt financing costs, net	21,034	19,768
Other assets	3,190	2,883

Total assets	$920,555	$866,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,363	$48,062
Salaries and benefits payable	18,010	16,806
Accrued interest payable	9,801	18,297
Medical claims payable	25,000	21,871
Other accrued expenses and other current liabilities	20,026	21,647
Current portion of accrued loss on discontinued operations	391	396
Current portion of long-term debt and capital lease obligations	19,814	19,603

Total current liabilities	142,405	146,682
Long-term debt and capital lease obligations, net of current portion	589,049	530,574
Other long-term liabilities	17,694	18,380
Minority interest	4,602	4,379

Total liabilities	753,750	700,015
Stockholders’ equity
Common stock – $0.01 par value, authorized 100,000,000 shares; 31,984,779 shares issued and 31,955,863 shares outstanding at December 31, 2001; 31,961,445 shares issued and 31,932,529 shares outstanding at September 30, 2001	320	320
Additional paid-in capital	450,718	450,496
Treasury stock, at cost, 16,306,541 shares at December 31, 2001 and September 30, 2001	(155,300)	(155,300)
Accumulated deficit	(128,933)	(129,222)

Total stockholders’ equity	166,805	166,294

Total liabilities and stockholders’ equity	$920,555	$866,309

See accompanying notes.

IASIS HEALTHCARE CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands)

	Three Months Ended
	December 31,

	2001	2000

Net revenue	$220,881	$219,369
Costs and expenses:
Salaries and benefits	77,727	77,085
Supplies	31,293	32,136
Other operating expenses	69,584	64,995
Provision for bad debts	16,774	17,395
Interest, net	14,503	17,208
Depreciation and amortization	10,488	14,108

Total costs and expenses	220,369	222,927

Earnings (loss) from operations before minority interests and income taxes	512	(3,558)
Minority interests	223	53

Earnings (loss) from operations before income taxes	289	(3,611)
Income tax expense	—	—

Net earnings (loss)	289	(3,611)
Preferred stock dividends reversed	—	(25,348)

Net earnings attributable to common stockholders	$289	$21,737

See accompanying notes.

IASIS HEALTHCARE CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended
	December 31,

	2001	2000

Cash flows from operating activities:
Net earnings (loss)	$289	$(3,611)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,488	14,108
Minority interests	223	53
Gain on sale of property and equipment	(12)	—
Changes in operating assets and liabilities:
Accounts receivable	712	(19,205)
Inventories, prepaid expenses and other current assets	(5,757)	(2,408)
Accounts payable and other accrued liabilities	(5,407)	6,095
Accrued loss on discontinued operations	(239)	(1,034)

Net cash provided by (used in) operating activities	297	(6,002)

Cash flows from investing activities:
Purchases of property and equipment	(62,283)	(9,391)
Proceeds from sale of property and equipment	12	—
Change in other assets	(665)	(907)

Net cash used in investing activities	(62,936)	(10,298)

Cash flows from financing activities:
Proceeds from issuance of common stock	222	1,620
Proceeds from senior bank debt borrowings	94,600	45,600
Payment of debt and capital leases	(35,914)	(30,920)
Debt financing costs incurred	(2,325)	—

Net cash provided by financing activities	56,583	16,300

Decrease in cash and cash equivalents	(6,056)	—
Cash and cash equivalents at beginning of period	6,056	—

Cash and cash equivalents at end of period	$—	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$22,931	$24,492

Cash paid for income taxes	$—	$3,250

Supplemental schedule of noncash investing and financing activities:
Capital lease obligations incurred to acquire equipment	$—	600

Exchange of preferred stock for common stock	$—	$189,278

See accompanying notes.

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
FINANCIAL STATEMENTS

1.     Basis of Presentation

     The unaudited condensed and consolidated financial statements include the accounts of IASIS Healthcare Corporation (“IASIS” or “the Company”) and all subsidiaries and entities under common control of the Company and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The balance sheet at September 30, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated and combined financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

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

     IASIS operates networks of medium-sized hospitals in high-growth urban and suburban markets. At December 31, 2001, the Company owned or leased 14 hospitals with a total of 2,092 beds in service. The Company’s hospitals are located in four regions:

•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida; and

•	three cities in the State of Texas, including San Antonio.

     The Company also operates five ambulatory surgery centers and a Medicaid managed health plan in Phoenix called Health Choice, serving over 53,800 members at December 31, 2001.

2.     Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following (in thousands):

	December 31,	September 30,
	2001	2001

Bank facilities	$378,125	$319,375
Senior subordinated notes	230,000	230,000
Capital lease obligations	738	802

	608,863	550,177
Less current maturities	19,814	19,603

	$589,049	$530,574

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

Bank Facilities

     Under a credit facility dated October 15, 1999, a syndicate of lenders made a total of $455.0 million available to the Company in the form of an $80.0 million tranche A term loan, a $250.0 million tranche B term loan and a $125.0 million revolving credit facility (collectively, the “Bank Facilities”). Effective October 5, 2001, the Company amended its Bank Facilities. The amended Bank Facilities provide for an additional $30.0 million incremental term loan on substantially the same terms and conditions as the Company’s existing Bank Facilities. The amended Bank Facilities also provide for revisions to certain financial covenants.

     On October 15, 2001, the Company acquired the land and buildings at two of its hospitals previously operated under long-term leases for an aggregate purchase price of approximately $55.3 million. The purchase price was financed by the $30.0 million new incremental term loan and borrowings under the Company’s revolving credit facility.

     At December 31, 2001, amounts outstanding under the tranche A, tranche B and incremental term loans were approximately $68.8 million, $244.4 million and $30.0 million, respectively. At December 31, 2001, the Company had drawn $35.0 million under the revolving credit facility and had issued approximately $30.5 million in letters of credit, resulting in remaining availability under the revolving credit facility of approximately $59.5 million. The revolving credit facility includes a $75.0 million sub-limit for letters of credit that may be issued by the Company. Repayments under the term loans are due in quarterly installments. In addition, the loans under the Bank Facilities are subject to mandatory prepayment under specific circumstances, including from a portion of excess cash flow and the net proceeds of specified casualty events, asset sales and debt issuances, each subject to various exceptions. The loans under the Bank Facilities bear interest at variable rates at specified margins above either Morgan Guaranty Trust Company of New York’s alternate base rate or its reserve-adjusted Eurodollar rate. The weighted average interest rate on outstanding borrowings under the Bank Facilities was approximately 6.9% for the quarter ended December 31, 2001. The Company also pays a commitment fee equal to 0.5% of the average daily amount available under the revolving credit facility.

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

     Except with respect to a change of control, the Company is not required to make mandatory redemption or sinking fund payments with respect to the Notes. The Notes are guaranteed, jointly and severally, by all of the Company’s subsidiaries (“Subsidiary Guarantors”). The Company is a holding company with no independent assets or operations apart from its ownership of the Subsidiary Guarantors. At December 31, 2001, all of the Subsidiary Guarantors fully and unconditionally guaranteed the Notes and, with the exception of Odessa Regional Hospital, LP, all were 100% owned by the Company. The indenture for the Notes contains certain covenants, including but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, dividends and the Company’s ability to merge or consolidate.

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

3.     Preferred Stock

     In October 1999, the Company acquired ten acute care hospitals and other related facilities and assets from Tenet Healthcare Corporation (“Tenet”) for approximately $431.8 million in cash and approximately $41.2 million in assumed liabilities. Concurrent with the Tenet transaction, the Company issued 160,000 shares of mandatorily redeemable Series A preferred stock for proceeds, net of issuance costs, of $158.6 million. In conjunction with the Tenet transaction, a company formed by members of the Company’s management merged with and into the Company. In connection with the merger, the Company issued 5,311 shares of mandatorily redeemable Series B preferred stock valued at an aggregate of $5.3 million, net of issuance costs. On October 26, 2000, all shares of the Company’s mandatorily redeemable Series A and Series B preferred stock were exchanged for shares of the Company’s common stock on the basis of ten common shares for each preferred share. The preferred stock was exchanged for common stock without benefit to the preferred stockholders of the accrued dividends, therefore, previously accrued preferred stock dividends were reversed. The exchange increased the net earnings available for common stockholders and stockholders’ equity by approximately $25.3 million and $189.3 million, respectively.

4.     Contingencies

Net Revenue

     The calculation of appropriate payments from the Medicare and Medicaid programs as well as terms governing agreements with other third party payors are complex and subject to interpretation. Final determination of amounts earned under the Medicare and Medicaid programs often occurs subsequent to the year in which services are rendered because of audits by the programs, rights of appeal and the application of numerous technical provisions. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term. In the opinion of management, adequate provision has been made for adjustments that may result from such routine audits and appeals. The Company believes it is in material compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on its financial statements. Compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

Professional, General and Workers Compensation Liability Risks

     The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment and personal injuries. To cover these types of claims, the Company maintains general liability and professional liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. Plaintiffs may request punitive or other damages that may not be covered by insurance. The Company expenses an actuarially determined estimate of the cost it expects to incur under the self-insured retention exposure for professional liability claims. The Company is currently not a party to any such proceedings that, in the Company’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations.

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

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

Health Choice

     Health Choice has entered into a capitated contract whereby the plan provides healthcare services in exchange for fixed periodic and supplemental payments from Arizona Health Care Cost Containment System (“AHCCCS”). These services are provided regardless of the actual costs incurred to provide these services. The Company receives reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds. The Company believes the capitated payments, together with reinsurance and other supplemental payments, are sufficient to pay for the services Health Choice is obligated to deliver. As of December 31, 2001, the Company has provided performance guaranties in the form of a surety bond in the amount of $9.4 million and a letter of credit in the amount of $11.2 million for the benefit of AHCCCS to support its obligations under the Health Choice contract to provide and pay for the healthcare services.

Tax Sharing Agreement

     The Company and some of its subsidiaries are included in JLL Healthcare, LLC’s consolidated group for U.S. Federal income tax purposes as well as in some consolidated, combined or unitary groups which include JLL Healthcare, LLC for state, local and foreign income tax purposes. The Company and JLL Healthcare, LLC have entered into a tax sharing agreement that requires the Company to make payments to JLL Healthcare, LLC such that, with respect to tax returns for any taxable period in which the Company or any of its subsidiaries is included in JLL Healthcare, LLC’s consolidated group or any combined group, including JLL Healthcare, LLC, the amount of taxes to be paid by the Company will be determined, subject to some adjustments, as if the Company and each of its subsidiaries included in JLL Healthcare, LLC’s consolidated group or a combined group including JLL Healthcare, LLC filed their own consolidated, combined or unitary tax return.

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

5.     Discontinued Operations

     During the fourth quarter of fiscal 2000, the Company implemented plans to sell its physician practice operations and close related practice support offices, resulting in an estimated loss on sale and closure of $7.4 million in the fiscal year ended September 30, 2000. During the fiscal year ended September 30, 2001, $1.0 million of previously recorded loss accruals were reversed due to discontinuing these operations at costs that were less than previously estimated. During the three months ended December 31, 2001, the Company completed exiting this business. At December 31, 2001, the remaining accrual for estimated loss on sale and closure was $2.7 million and consisted primarily of lease termination costs and physician contract termination costs. Of this balance, approximately $2.3 million of costs are expected to be paid subsequent to the next 12 months and are recorded within other long-term liabilities in the accompanying condensed and consolidated balance sheets.

6.     Goodwill and Intangible Assets

     The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, effective October 1, 2001. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to impairment tests on an annual basis, or more frequently if certain indicators arise. Other intangible assets will continue to be amortized over their useful lives. The Company is required to complete its transitional impairment test of existing goodwill by March 31, 2002. As of the date hereof, the Company has not completed its impairment testing of goodwill and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

     The following table sets forth the Company’s goodwill and other intangible assets at the periods indicated (in thousands):

	December 31,	September 30,
	2001	2001

Goodwill, net of accumulated amortization of $29,586 and $29,586, respectively	$292,039	$292,060
Other intangible assets, net of accumulated amortization of $84 and $29, respectively	567	244

Goodwill and other intangibles, net	$292,606	$292,304

Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase to pre-tax net earnings of approximately $11.8 million per year. For the three months ended December 31, 2000, excluding amortization of goodwill of approximately $3.0 million, the net loss would have been $600,000. Amortization expense on intangible assets was $55,000 and $0 for the three months ended December 31, 2001 and 2000, respectively.

7.     Asset Revaluation and Closure Costs

     During the year ended September 30, 2001, the Company recorded $11.9 million of pre-tax charges relating to asset revaluation and closure expenses of Rocky Mountain Medical Center, which was closed on June 2, 2001. Approximately $2.8 million of these charges related to the revaluation of Rocky Mountain Medical Center net assets in conjunction with their classification as held for sale. At December 31, 2001, Rocky Mountain Medical Center net assets held for sale and expected to be sold no later than September 30, 2002, consisted of property and equipment and totaled approximately $22.0 million, net of the asset revaluation allowance.

     The remaining $9.1 million charge related to the adoption and implementation of an exit plan with respect to the closure of Rocky Mountain Medical Center. This closure plan included the involuntary termination of approximately 200 hospital and business office personnel, which was completed by September 30, 2001. At December 31, 2001, accrued closure costs totaled approximately $4.6 million. The following table summarizes the closure costs payment activity for the three months ended December 31, 2001(in thousands):

		Facility and
		Lease
	Severance and	Termination	Contract
	Related Costs	Costs	Termination Costs	Other Exit Costs	Total

Balances at September 30, 2001	$266	$2,749	$1,968	$658	$5,641
Payments	(225)	(397)	(167)	(273)	(1,062)

Balances at December 31, 2001	$41	$2,352	$1,801	$385	$4,579

     Net revenue and pre-tax losses from Rocky Mountain Medical Center were $4.1 million and $5.8 million, respectively, for the three months ended December 31, 2000.

8.     Segment and Geographic Information

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

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

	Three Months
	Ended December 31,

	2001	2000

	(In thousands)
Acute Care Service:
Net patient revenue	$189,148	$194,260
Revenue between segments	(1,437)	(1,663)

Net revenue	187,711	192,597
Salaries and benefits	76,488	75,929
Supplies	31,193	32,039
Other operating expenses	38,897	40,664
Provision for bad debts	16,774	17,395

EBITDA (1)	24,359	26,570
Interest expense, net	14,551	17,208
Depreciation and amortization	10,459	14,054

Loss from operations before minority interests and income taxes	(651)	(4,692)
Minority interests	223	53

Loss from operations before income taxes	$(874)	$(4,745)

Segment assets	$904,763	$887,069

Health Choice:
Capitation premiums and other payments	$33,170	$26,772
Revenue between segments	—	—

Net revenue	33,170	26,772
Salaries and benefits	1,239	1,156
Supplies	100	97
Other operating expenses	30,687	24,331
Provision for bad debts	—	—

EBITDA (1)	1,144	1,188
Interest income	(48)	—
Depreciation and amortization	29	54

Earnings from operations before minority interests and income taxes	1,163	1,134
Minority interests	—	—

Earnings from operations before income taxes	$1,163	$1,134

Segment assets	$15,760	$4,002

(1)	EBITDA represents earnings from operations before interest expense, minority interests, income taxes and depreciation and amortization.

9.     Supplemental Condensed Consolidating Financial Information

     The Notes described in Note 2 are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s Subsidiary Guarantors.

     A summarized condensed consolidating balance sheet at December 31, 2001 and condensed consolidating statement of operations and statement of cash flows for the three months ended December 31, 2001 for the Company, segregating the parent company issuer, the combined 100% owned Subsidiary Guarantors, the non-100% owned Subsidiary Guarantor and eliminations, are found below. Separate unaudited financial statements of the non-100% owned Subsidiary Guarantor, Odessa Regional Hospital, LP (“Odessa”), are included as Exhibit 99.1 to the Company’s filing on Form 10-Q. On February 1, 2001, Odessa sold 11.2% of its limited partner units, which reduced the Company’s ownership accordingly. However, Odessa’s guaranty continues to be full and unconditional with respect to the Notes. Prior to this sale, all of the Company’s Subsidiary Guarantors were 100% owned, thus no condensed consolidating financial statements are provided for prior periods.

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

IASIS Healthcare Corporation

Condensed Consolidating Balance Sheet (unaudited)
December 31, 2001
(in thousands)

		Subsidiary Guarantors

	Parent	100%	Non-100%		Condensed
	Issuer	Owned	Owned	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$—
Accounts receivable, net	—	138,928	8,385	—	147,313
Inventories	—	21,467	1,157	—	22,624
Prepaid expenses and other current assets	—	19,692	676	—	20,368
Assets held for sale	—	22,378	—	—	22,378

Total current assets	—	202,465	10,218	—	212,683
Property and equipment, net	—	372,854	18,188	—	391,042
Net investment in and advances to subsidiaries	892,630	(860,868)	1,613	(33,375)	—
Goodwill and other intangibles, net	—	263,779	28,827	—	292,606
Deferred debt financing costs, net	21,034	—	—	—	21,034
Other assets	—	3,190	—	—	3,190

Total assets	$913,664	$(18,580)	$58,846	$(33,375)	$920,555

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$46,997	$2,366	$—	$49,363
Salaries and benefits payable	—	17,125	885	—	18,010
Accrued interest payable	9,801	—	—	—	9,801
Medical claims payable	—	25,000	—	—	25,000
Other accrued expenses and other current liabilities	—	20,005	21	—	20,026
Current portion of accrued loss on discontinued operations	—	391	—	—	391
Current portion of long-term debt and capital lease obligations	19,606	208	—	—	19,814

Total current liabilities	29,407	109,726	3,272	—	142,405
Long-term debt and capital lease obligations, net of current portion	588,519	530	33,375	(33,375)	589,049
Other long-term liabilities	—	17,694	—	—	17,694
Minority interest	—	4,602	—	—	4,602

Total liabilities	617,926	132,552	36,647	(33,375)	753,750
Stockholders’ equity	295,738	(151,132)	22,199	—	166,805

Total liabilities and stockholders’ equity	$913,664	$(18,580)	$58,846	$(33,375)	$920,555

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

IASIS Healthcare Corporation

Condensed Consolidating Statement of Operations
for the Three Months Ended December 31, 2001 (unaudited)
(in thousands)

		Subsidiary Guarantors

	Parent	100%	Non-100%		Condensed
	Issuer	Owned	Owned	Eliminations	Consolidated

Net revenue	$—	$210,160	$10,935	$(214)	$220,881
Costs and expenses:
Salaries and benefits	—	73,953	3,774	—	77,727
Supplies	—	30,196	1,097	—	31,293
Other operating expenses	—	67,683	1,901	—	69,584
Provision for bad debts	—	15,828	946	—	16,774
Interest, net	14,408	95	1,087	(1,087)	14,503
Depreciation and amortization	1,059	9,083	346	—	10,488
Management fees	—	—	214	(214)	—
Equity in earnings of affiliates	(14,669)	—	—	14,669	—

Total costs and expenses	798	196,838	9,365	13,368	220,369
Earnings (loss) from operations before minority interests and income taxes	(798)	13,322	1,570	(13,582)	512
Minority interests	—	223	—	—	223

Earnings (loss) from operations before income taxes	(798)	13,099	1,570	(13,582)	289
Income tax expense	—	—	—	—	—

Net earnings (loss)	$(798)	$13,099	$1,570	$(13,582)	$289

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

IASIS Healthcare Corporation

Condensed Consolidating Statement of Cash Flows
for the Three Months Ended December 31, 2001 (unaudited)
(in thousands)

		Subsidiary Guarantors

	Parent	100%	Non-100%		Condensed
	Issuer	Owned	Owned	Eliminations	Consolidated

Cash flows from operating activities
Net earnings (loss)	$(798)	$13,099	$1,570	$(13,582)	$289
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,059	9,083	346	—	10,488
Minority interests	—	223	—	—	223
Gain on sale of property and equipment	—	(12)	—	—	(12)
Equity in earnings of affiliates	(14,669)	—	—	14,669	—
Changes in operating assets and liabilities:
Accounts receivable	—	483	229	—	712
Inventories, prepaid expenses and other current assets	—	(5,501)	(256)	—	(5,757)
Accounts payable and other accrued liabilities	8,496	(13,838)	(65)	—	(5,407)
Accrued loss on discontinued operations	—	(239)	—	—	(239)

Net cash provided by (used in) operating activities	(5,912)	3,298	1,824	1,087	297

Cash flows from investing activities
Purchases of property and equipment	—	(59,178)	(3,105)	—	(62,283)
Proceeds from sale of property and equipment	—	12	—	—	12
Change in other assets	—	(665)	—	—	(665)

Net cash used in investing activities	—	(59,831)	(3,105)	—	(62,936)

Cash flows from financing activities
Proceeds from issuance of common stock	222	—	—	—	222
Proceeds from senior bank debt borrowings	94,600	—	—	—	94,600
Payment of debt and capital leases	(35,850)	(64)	—	—	(35,914)
Change in intercompany balances with affiliates, net	(50,735)	50,541	1,281	(1,087)	—
Debt financing costs incurred	(2,325)	—	—	—	(2,325)

Net cash provided by (used in) financing activities	5,912	50,477	1,281	(1,087)	56,583

Decrease in cash and cash equivalents	—	(6,056)	—	—	(6,056)
Cash and cash equivalents at beginning of period	—	6,056	—	—	6,056

Cash and cash equivalents at end of period	$—	$—	$—	$—	$—

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed and consolidated financial statements, the notes to our unaudited condensed and consolidated financial statements and the other financial information appearing elsewhere in this report. Data for the three months ended December 31, 2001 and 2000 has been derived from our unaudited condensed and consolidated financial statements.

Forward Looking Statements

     Some of the statements we make in this report are forward-looking within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations including, but not limited to, the discussions of our operating and growth strategy (including possible acquisitions and dispositions), financing needs, projections of revenue, income or loss, capital expenditures and future operations. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results in future periods to differ materially from those anticipated in the forward-looking statements. Those risks and uncertainties include, among others, the risks and uncertainties discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2001. Although we believe that the assumptions underlying the forward-looking statements contained in this report are reasonable, any of these assumptions could prove to be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included in this report, you should not regard the inclusion of such information as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

General

     We are an owner and operator of acute care hospitals that develops and operates networks of medium-sized hospitals in high-growth urban and suburban markets. We operate our hospitals with a strong community focus by offering and developing healthcare services to meet the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans. At December 31, 2001, we owned or leased 14 hospitals with a total of 2,092 beds in service. Our hospitals are located in four regions:

•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida; and

•	three cities in the State of Texas, including San Antonio.

We also operate five ambulatory surgery centers and a Medicaid managed health plan called Health Choice, serving over 53,800 members in Arizona at December 31, 2001.

     Net revenue is comprised of net patient service revenue and other revenue. Net patient service revenue is reported net of contractual adjustments. The adjustments principally result from differences between the hospitals’ established charges and payment rates under Medicare, Medicaid and various managed care organizations. Established hospital charges generally have increased at a faster rate than the rate of increase for Medicare and Medicaid payments. The calculation of appropriate payments from the Medicare and Medicaid programs as well as terms governing agreements with other third party payors are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term. We believe that we are in material compliance with all applicable laws and regulations and are not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on our financial statements. Other revenue includes revenue from Health Choice, medical office building rental income and other miscellaneous revenue. Operating expenses consist of salaries and benefits, supplies, other operating expenses and provision for bad debts.

     Our hospitals’ net patient service revenue continues to be affected by an increasing proportion of revenue being derived from fixed payment, higher discount sources including Medicare, Medicaid, managed care organizations and others. Fixed payment amounts are often based upon a diagnosis related group code regardless of the cost incurred or the level of services provided. Our net revenue, cash flows and earnings have been reduced by this trend toward fixed rate reimbursement. We expect patient volumes from Medicare and Medicaid to continue to increase due to the general aging of the population and expansion of state Medicaid programs. Under the Balanced Budget Act of 1997, reimbursement from Medicare and Medicaid was reduced from 1998 through 2001 and will continue to be reduced as certain changes are phased in during 2002. Certain of the rate reductions resulting from the Balanced Budget Act of 1997 are being mitigated by the Balanced Budget Refinement Act of 1999 and the Medicare, Medicaid and SCHIP Benefit Improvement and Protection Act of 2000. It is estimated that the Benefit Improvement and Protection Act will provide approximately $35.0 billion in funding restorations to Medicare healthcare providers over a period of five years, approximately one-third of which will go to hospitals. Exclusive of Health Choice, the percentage of our net revenue related to Medicare and Medicaid was approximately 37.5% for the three months ended December 31, 2001.

     Our net revenue also is affected by the trend toward performing more services on an outpatient basis due to advances in medical technology and pharmacology as well as cost containment pressures from Medicare, Medicaid, managed care organizations and other sources of revenue. Approximately 39.1% of our gross patient revenue during the three months ended December 31, 2001 was generated from outpatient procedures.

Selected Operating Data

     The following table sets forth certain unaudited operating data for each of the periods presented.

	Three Months Ended	Three Months Ended
	December 31, 2001	December 31, 2000

Number of hospitals at end of period	14	15
Licensed beds at end of period	2,520	2,685	(1)
Beds in service at end of period	2,092	2,194	(1)
Average length of stay (days) (2)	4.18	4.36
Occupancy rates (average beds in service)	40.3%	43.2%
Admissions(3)	18,558	20,006
Adjusted admissions(4)	31,065	31,789
Patient days(5)	77,492	87,260
Adjusted patient days(4)	126,415	134,658

(1)	Includes 118 licensed beds and 71 beds in service at Rocky Mountain Medical Center, opened on April 10, 2000 and closed on June 2, 2001.

(2)	Represents the average number of days that a patient stayed in our hospitals.

(3)	Represents the total number of patients admitted to our hospitals for stays in excess of 23 hours. Management and investors use this number as a general measure of inpatient volume.

(4)	Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions/patient days by multiplying admissions/patient days by gross patient revenue and then dividing that number by gross inpatient revenue.

(5)	Represents the number of days our beds were occupied over the period.

Results of Operations

     The following table presents, for the periods indicated, information expressed as a percentage of net revenue. Such information has been derived from our unaudited condensed and consolidated statements of operations.

	Three Months Ended	Three Months Ended
	December 31, 2001	December 31, 2000

Net revenue	100.0%	100.0%
Salaries and benefits	35.2	35.1
Supplies	14.1	14.7
Other operating expenses	31.5	29.6
Provision for bad debts	7.6	7.9

Total operating expenses	88.4	87.3

EBITDA (a)	11.6	12.7
Depreciation and amortization	4.8	6.4
Interest, net	6.6	7.9
Minority interests	0.1	—

Earnings (loss) from operations before income taxes	0.1	(1.6)
Income tax expense	—	—

Net earnings (loss)	0.1%	(1.6)%

(a)	EBITDA represents earnings from operations before interest expense, minority interests, income taxes and depreciation and amortization. Although EBITDA should not be considered in isolation or as a substitute for net earnings, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States, management understands that EBITDA is commonly used to evaluate a company’s financial performance, especially in evaluating healthcare companies. EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000

     Net revenue for the three months ended December 31, 2001 was $220.9 million, an increase of $1.5 million, or 0.7%, from $219.4 million for same period in 2000. The increase in net revenue was a combination of a decrease of $4.9 million in net revenue from hospital operations, which we refer to as our acute care service segment in our financial statements, and an increase of $6.4 million in net revenue from Health Choice.

     Net revenue from our hospital operations for the three months ended December 31, 2001 was $187.7 million, down $4.9 million, or 2.5%, from $192.6 million for the same period in 2000. Excluding net revenue derived from Rocky Mountain Medical Center of $4.1 million for the three months ended December 31, 2000, same facility net revenue from our hospital operations decreased $0.8 million, or 0.4%, from period to period. Rocky Mountain Medical Center was closed on June 2, 2001, as discussed below. The decrease in net revenue was due to lower volume in our hospital operations, particularly our Arizona market, as discussed below. Our net patient revenue per adjusted patient day increased 4.6% for the three months ended December 31, 2001, compared to the same period in 2000, excluding Rocky Mountain Medical Center.

     In our Arizona market, admissions and patient days declined significantly during the three months ended December 31, 2001 compared to the same period in 2000. The decline in volume in that market was due primarily to the closure of two sub-acute units in the third and fourth quarters of fiscal 2001, turnover in management at certain of the hospitals during fiscal 2001, the termination of a capitated contract with a managed care organization at two of the hospitals in March 2001 and renegotiation of the contract to a per diem arrangement, delays in seasonal illnesses in the market and the delayed arrival of winter residents. During the fourth quarter of fiscal 2001, we hired new management for our hospital operations in this market. Prior to March 2001, we had a significant capitated Medicare contract in this market under which we experienced an increase in utilization and other costs without corresponding increases in net revenue. In an effort to improve operating results, effective March 1, 2001, we terminated the capitated contract and renegotiated this contract to a per diem arrangement under which we generally are paid a fixed payment for each day a patient receives care in our hospitals. Under the per diem contract, the length of stay for the related patients has dropped compared to prior periods. This decline has negatively impacted the hospitals’ profitability under the contract. In response to the decline in volume and net revenue in the Arizona market, we have focused on obtaining favorable price increases, growing profitable product lines and eliminating unprofitable product lines, recruiting additional primary care physicians to improve the patient and service mix and reducing our operating expenses. As of December 31, 2001, we had reduced our full-time equivalent employees by 13% compared to September 30, 2001. In addition, in December 2001 we obtained discounts for certain supplies and reduced other operating expenses. The benefit of the reductions in these expenses should begin to be reflected in the operating results of the quarter ended March 31, 2002.

     Admissions decreased 6.3% from 19,796 for the three months ended December 31, 2000, excluding Rocky Mountain Medical Center, to 18,558 for the same period in 2001, and patient days decreased 10.4% from 86,442 for the three months ended December 31, 2000, excluding Rocky Mountain Medical Center, to 77,492 for the same period in 2001. Adjusted admissions decreased 1.0% from 31,391 for the three months ended December 31, 2000, excluding Rocky Mountain Medical Center, to 31,065 for the same period in 2001, and adjusted patient days decreased 5.0% from 133,107 for the three months ended December 31, 2000, excluding Rocky Mountain Medical Center, to 126,415 for the same period in 2001. Volume was negatively impacted during the three months ended December 31, 2001 by the results from our Arizona market, as discussed above, as well as the closure of sub-acute units in other markets during the prior year. The average length of stay resulting from admissions and patient days decreased 4.4% from 4.37 days for the three months ended December 31, 2000, excluding Rocky Mountain Medical Center, to 4.18 days for the same period in 2001. This decrease in length of stay was attributable in part to the transition of the managed care contract in Arizona from a capitated contract to a per diem contract, improved case management, growth in services requiring shorter length of stays, closure of sub-acute units and changes in technology, pharmacology and clinical practices.

     Net revenue from Health Choice was $33.2 million for the three months ended December 31, 2001, an increase of $6.4 million, or 23.9%, from $26.8 million for the same period in 2000. Covered lives under this prepaid Medicaid plan have increased 27.6% from 42,178 at December 31, 2000 to 53,833 at December 31, 2001. The increase in covered lives has positively impacted Health Choice’s net revenue for the three months ended December 31, 2001 compared to the same period in 2000. Our growth in covered lives is due primarily to a change in the eligibility standards in Arizona that increased the Medicaid-eligible population.

     Operating expenses increased $3.8 million from $191.6 million for the three months ended December 31, 2000 to $195.4 million for the same period in 2001. Operating expenses as a percentage of net revenue were 88.4% for the three months ended December 31, 2001, compared to 87.3% for the same period in 2000. Excluding Rocky Mountain Medical Center, operating expenses as a percentage of net revenue were 85.5% for the three months ended December 31, 2000.

     Operating expenses from our hospital operations for the three months ended December 31, 2001 were $163.3 million, a decrease of $2.7 million, or 1.6%, from $166.0 million for the same period in 2000. This decrease was comprised of a $7.6 million decrease in operating expenses from Rocky Mountain Medical Center due to its closure, offset by a $4.9 million increase in operating expenses due to volume growth in some of our markets, increases in salaries and health insurance benefit costs and the increased cost of professional liability insurance.

     Operating expenses from our hospital operations as a percentage of net revenue were 87.0% for the three months ended December 31, 2001 compared to 84.1% for the same period in 2000, excluding Rocky Mountain Medical Center. This increase was due to a combination of increased salaries and benefits expense, provision for bad debts and other operating expenses as a percentage of net revenue, offset partially by a decrease in supplies expense as a percentage of net revenue. Salaries and wages, contract labor and benefits expense as a percentage of net revenue increased 1.8% from period to period. Salaries expense increased by approximately $2.4 million for the three months ended December 31, 2001 compared to the same period in 2000 due primarily to general wage inflation and increased staffing at our corporate office. Corporate salaries increased by approximately $0.5 million for the three months ended December 31, 2001 compared to the same period in 2000 as a result of building our corporate support infrastructure. Contract labor decreased by $0.8 million for the three months ended December 31, 2001 compared to the same period in 2000 due primarily to a decline in the use of contract labor in our Arizona market as a result of a decline in patient volume. Benefits expense increased by approximately $1.4 million for the three months ended December 31, 2001 compared to the same period in 2000 due primarily to the increased cost and utilization of healthcare benefits for employees. Changes in the employee healthcare benefits plan have been initiated in the second quarter that are expected to reduce the rate of increases in healthcare benefit costs. Provision for bad debts as a percentage of net revenue increased 0.4% from period to period due primarily to self-pay inpatient volume, principally through our emergency room services, and an increase in self-pay accounts receivable resulting from balances due after insurance payments, such as deductibles and co-insurance. Supplies expense as a percentage of net revenue decreased 0.1% from period to period due to increasing compliance with our group purchasing contract and decreased supplies utilization beginning in the fourth quarter of fiscal 2001. Other operating expenses as a percentage of net revenue increased 0.9% from period to period due primarily to an overall increase in insurance premiums generally and a significant increase in our self-insured retention and premiums for professional liability insurance effective October 2001. Insurance expense increased by approximately $1.9 million for the three months ended December 31, 2001 compared to the same period in 2000, and we expect our other operating expenses to continue to be negatively impacted for the remainder of fiscal year 2002 by these insurance expense increases. As a result of the October 2001 acquisition of the land and buildings at two of our facilities in Arizona previously operated under long-term leases, $1.6 million in rent expense for the three months ended December 31, 2000 was not incurred in the current quarter.

     We opened Rocky Mountain Medical Center in Salt Lake City, Utah on April 10, 2000 with 118 licensed beds and 71 beds in service. Our census levels and net revenue were slow to grow and significantly lower than we expected prior to opening the hospital primarily as a result of what we believe to be exclusionary contracting practices pursued in the Salt Lake City market by a competitor. As a result, we closed Rocky Mountain Medical Center on June 2, 2001 and recorded asset revaluation and closure costs of $11.9 million during the year ended September 30, 2001, as discussed below. We have classified the assets at Rocky Mountain Medical Center as held for sale and currently expect to sell these assets no later than September 30, 2002. In addition, as a result of the exclusionary contracting practices that we believe had a material adverse effect on the business and operations of Rocky Mountain Medical Center, we filed a lawsuit against the competitor seeking damages and other remedies. The lawsuit is currently pending.

     During the three months ended December 31, 2001, Rocky Mountain Medical Center generated no net revenue and incurred other operating expenses of $30,000. During the three months ended December 31, 2000, Rocky Mountain Medical Center generated net revenue of $4.1 million and incurred operating expenses of $7.6 million, resulting in an EBITDA loss of $3.5 million. Operating expenses for the three months ended December 31, 2000, consisted of $2.5 million in salaries and benefits, $600,000 in supplies, $1.3 million in provision for bad debts and $3.2 million in other operating expenses. Other operating expenses included costs for purchased services, rents and leases, utilities, marketing, insurance and other expenses, including professional fees associated with the lawsuit noted above of approximately $473,000 for the three months ended December 31, 2000.

     Operating expenses for Health Choice increased $6.5 million to $32.1 million for the three months ended December 31, 2001 compared to $25.6 million for the same period in 2000. Operating expenses as a percentage of net revenue for Health Choice were 96.5% for the three months ended December 31, 2001 and 95.6% for the same period in 2000. The increase in operating expenses was due to the incremental cost of increased enrollment and a slight increase in the medical loss ratio due in part to the higher level of care required for new members upon entry to the network. As these members receive healthcare under the plan, their health status should improve and the medical loss ratio should decline accordingly.

     EBITDA was $25.5 million, or 11.5% of net revenue, for the three months ended December 31, 2001, compared to $27.8 million, or 12.7% of net revenue, for the same period in 2000. Excluding results from Rocky Mountain Medical Center for the three months ended December 31, 2000, net revenue and EBITDA were $215.3 million and $31.3 million, respectively, resulting in an EBITDA margin of 14.5% for the prior year period.

     EBITDA for hospital operations, excluding Rocky Mountain Medical Center, was $24.4 million, or 13.0% of net revenue, for the three months ended December 31, 2001, compared to $30.1 million, or 16.0% of net revenue, for the same period in 2000. The decline in the EBITDA margin for hospital operations, excluding the effect of Rocky Mountain Medical Center, was due primarily to lower volume and net revenue in the Arizona market, increases in salaries and employee health insurance costs and the increased cost of professional liability insurance as noted above.

     Health Choice, our Medicaid managed health plan, has a significantly lower EBITDA margin than hospital operations. EBITDA for Health Choice was $1.1 million, or 3.4% of net revenue, for the three months ended December 31, 2001, compared to $1.2 million for the same period in 2000, representing 4.4% of net revenue. The decline in EBITDA was due to increased costs as noted above.

     Depreciation and amortization expense decreased $3.6 million from $14.1 million for the three months ended December 31, 2000 to $10.5 million for the same period in 2001. Effective October 1, 2001, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which eliminates amortization for goodwill and other intangible assets with indefinite lives, as discussed below. The adoption of this accounting standard was responsible for a $3.0 million decrease in amortization expense for the three months ended December 31, 2001 compared to the same period in 2000.

     Interest expense decreased $2.7 million from $17.2 million for the three months ended December 31, 2000 to $14.5 million for the same period in 2001 due to interest rate decreases during fiscal year 2001. Borrowings under our bank credit facility bear interest at variable rates, and the weighted average interest rate of outstanding borrowings under the bank credit facility was approximately 6.9% for the three months ended December 31, 2001 compared to 11.1% for the same period in 2000. The decrease in interest expense due to lower interest rates was partially offset by the expense of additional borrowings of approximately $55.0 million on October 15, 2001 for the acquisition of the land and buildings at two of our facilities in Arizona previously operated under long-term operating leases.

     We recorded no provision for income taxes for the three months ended December 31, 2001 due to the use of deferred tax assets that were previously reserved with a valuation allowance. We recorded no provision for income taxes for the three months ended December 31, 2000 due to the uncertainty of realizing a tax benefit related to the losses incurred.

     We recorded no preferred stock dividends during the three months ended December 31, 2001. We recorded a reversal of preferred stock dividends of $25.3 million during the three months ended December 31, 2000. The preferred stock, which was exchanged for shares of our common stock on the basis of ten common shares for each preferred share in October 2000, was mandatorily redeemable and dividends were payable in shares of our common stock. The preferred stock was exchanged for common stock without benefit to the preferred stockholders of the accrued dividends, therefore, the accrual of dividends was reversed in the first quarter of fiscal 2001. Net earnings attributable to common stockholders after the effect of the preferred stock dividend reversal for the three months ended December 31, 2000 was $21.7 million.

Implementation of New Accounting Pronouncement

     We adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective October 1, 2001. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to impairment tests on an annual basis, or more frequently if certain indicators arise. Other intangible assets will continue to be amortized over their useful lives. We are required to complete our transitional impairment test of existing goodwill by March 31, 2002. As of the date hereof, we have not completed the impairment testing of goodwill and have not yet determined what the effect of these tests will be on our earnings and financial position. Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase to pre-tax net earnings of approximately $11.8 million per year. Excluding the amortization of goodwill, the net loss would have been $0.6 million for the three months ended December 31, 2000.

Asset Revaluation and Closure Costs

Asset Revaluation

     During the year ended September 30, 2001, we closed Rocky Mountain Medical Center and recorded a pre-tax asset revaluation charge of approximately $2.8 million related to the revaluation of net assets in conjunction with their classification as held for sale. At December 31, 2001, Rocky Mountain Medical Center net assets held for sale and expected to be sold no later than September 30, 2002, totaled approximately $22.0 million, net of the asset revaluation allowance. There can be no assurance, however, that we will recover the entire amount. Net revenue and pre-tax losses from Rocky Mountain Medical Center were $4.1 million and $5.8 million, respectively, for the three months ended December 31, 2000.

Closure Costs

     During the year ended September 30, 2001, we adopted and implemented an exit plan and recorded pre-tax closure charges of approximately $9.1 million with respect to the closure of Rocky Mountain Medical Center. These charges were comprised of approximately $1.5 million in severance and related costs, $3.5 million in facility and lease termination costs, $2.4 million in contract termination costs and $1.7 million in other exit costs. This closure plan included the involuntary termination of approximately 200 hospital and business office personnel, which was completed by September 30, 2001. During the three months ended December 31, 2001, we paid a total of $1.1 million in closure costs, including approximately $200,000 in severance and related costs, $400,000 in facility and lease termination costs, $200,000 in contract termination costs and $300,000 in other exit costs related to the closure of Rocky Mountain Medical Center. At December 31, 2001, accrued closure costs totaled approximately $4.6 million and consisted of approximately $100,000 in severance and related costs, $2.3 million in facility and lease termination costs, $1.8 million in contract termination costs and $400,000 in other exit costs.

Liquidity and Capital Resources

     At December 31, 2001, we had $70.3 million in working capital, compared to $69.6 million at September 30, 2001. We generated cash of $0.3 million in operating activities during the three months ended December 31, 2001, compared to using $6.0 million of cash during the three months ended December 31, 2000. Net accounts receivable decreased $0.5 million from $147.8 million at September 30, 2001 to $147.3 million at December 31, 2001 and amounted to approximately 71 days of net revenue outstanding at December 31, 2001 compared to 70 days at September 30, 2001. The fiscal intermediaries have been unable to provide data necessary to complete cost reports for periods after the August 1, 2000 implementation date of the outpatient prospective payment system, resulting in industry-wide extensions of the due dates for filing cost reports for such periods. These delays have caused our Medicare settlement receivables to increase from approximately $3.0 million at September 30, 2000 to approximately $12.5 million at September 30, 2001 and to approximately $14.1 million at December 31, 2001. Excluding Medicare settlement receivables, our days of net revenue outstanding at both December 31, 2001 and September 30, 2001 were 64. Prepaid expenses and other current assets increased $4.9 million from $15.5 million at September 30, 2001 to $20.4 million at December 31, 2001 due in part to a prepaid information systems maintenance contract.

     Investing activities used $62.9 million during the three months ended December 31, 2001. Capital expenditures for the three months ended December 31, 2001 were approximately $62.3 million, including $55.3 million for the acquisition of the land and buildings at two of our facilities previously operated under long-term leases and $3.7 million for renovation and expansion at two of our hospitals. We have budgeted capital expenditures for the remainder of fiscal year 2002 of approximately $33.0 million to $38.0 million, including $18.7 million for renovation and expansion at our facilities and $14.3 million to $19.3 million for new equipment at our facilities. The capital expenditures budget for fiscal year 2002 is based upon our analysis of various factors, many of which are beyond our control, and we cannot assure you that our capital expenditures will not significantly exceed budgeted amounts.

     Financing activities during the three months ended December 31, 2001 provided net cash of $56.6 million due primarily to borrowings of $30.0 million under a new incremental senior secured term loan and borrowings under our revolving credit facility for the acquisition of the land and buildings at two of our facilities previously operated under long-term leases for an aggregate purchase price of approximately $55.3 million. During the three months ended December 31, 2001, we borrowed $94.6 million pursuant to the terms of our bank credit facility, repaid $6.3 million in outstanding borrowings pursuant to the terms of our bank credit facility and capital lease obligations and made voluntary prepayments of $29.6 million pursuant to the terms of our revolving credit facility. During the next twelve months, we are required to repay $19.6 million under our bank credit facility. During the three months ended December 31, 2001, we received proceeds of approximately $200,000 from the issuance of 23,334 shares of common stock to David R. White, our President and Chief Executive Officer.

     Effective October 15, 1999, we entered into a bank credit facility through which a syndicate of lenders made a total of $455.0 million available to us in the form of an $80.0 million tranche A term loan, a $250.0 million tranche B term loan and a $125.0 million revolving credit facility. Proceeds from the tranche A and tranche B term loans were used in conjunction with the recapitalization and acquisition transactions. The $125.0 million revolving credit facility is available for working capital and other general corporate purposes. The bank credit facility requires that we comply with various financial ratios and tests and contains covenants limiting our ability to, among other things, incur debt, engage in acquisitions or mergers, sell assets, make investments or capital expenditures, make distributions or stock repurchases and pay dividends. The bank credit facility is guaranteed by our subsidiaries and these guaranties are secured by a pledge of substantially all of the subsidiaries’ assets. Effective October 5, 2001, we amended our bank credit facility to provide for an additional $30.0 million incremental senior secured term loan on substantially the same terms and conditions as our current existing bank credit facility. The new incremental term loan was used solely to fund the purchase on October 15, 2001, of the land and buildings at two of our facilities in Arizona previously operated under long-term leases and related costs and expenses. The amended bank credit facility also provided for revisions to certain financial covenants.

     At December 31, 2001, amounts outstanding under the tranche A, tranche B and incremental term loans were $68.8 million, $244.4 million and $30.0 million, respectively, and we had $35.0 million outstanding under our revolving credit facility. The revolving credit facility includes a $75.0 million sub-limit for letters of credit that may be issued by us and, at December 31, 2001, we had issued $30.5 million in letters of credit. The loans under the bank credit facility bear interest at variable rates at specified margins above either the agent bank’s alternate base rate or its reserve-adjusted Eurodollar rate. The weighted average interest rate of outstanding borrowings under the bank credit facility was approximately 6.9% for the three months ended December 31, 2001. On October 15, 2001, we acquired the land and buildings at two of our facilities previously operated under long-term leases for an aggregate purchase price of approximately $55.3 million. The acquisition will eliminate $7.4 million in rent expense in fiscal year 2002. The purchase price was financed by the $30.0 million new incremental senior secured term loan and borrowings under our revolving credit facility. At February 14, 2002, we had drawn $30.0 million under our revolving credit facility and had issued $31.2 million in letters of credit, resulting in remaining availability under the revolving credit facility of $63.8 million.

     On October 13, 1999, we issued $230.0 million of 13% senior subordinated notes due 2009. On May 25, 2000, we exchanged all of our outstanding 13% senior subordinated notes due 2009 for 13% senior subordinated exchange notes due 2009 that have been registered under the Securities Act of 1933, as amended. The notes are unsecured obligations and are subordinated in right of payment to all of our existing and future senior indebtedness. If a change in control occurs, as defined in the indenture, each holder of the notes will have the right to require us to repurchase all or any part of that holder’s notes in cash at 101% of the aggregate principal amount of notes repurchased plus accrued and unpaid interest to the date of purchase. Except with respect to a change of control, we are not required to make mandatory redemption or sinking fund payments with respect to the notes. At December 31, 2001, all of the subsidiaries fully and unconditionally guaranteed the notes on a joint and several basis. The indenture for the notes contains certain covenants, including but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, dividends and our ability to merge or consolidate.

     Our liquidity and capital resources have been negatively affected by Rocky Mountain Medical Center, which was closed on June 2, 2001. During the three months ended December 31, 2001, at Rocky Mountain Medical Center we paid a total of $1.1 million in closure costs, including approximately $200,000 in severance and related costs, $400,000 in facility and lease termination costs, $200,000 in contract termination costs and $300,000 in other exit costs related to the closure of Rocky Mountain Medical Center.

     In connection with the recapitalization transaction with Paracelsus Healthcare Corporation and the acquisition transaction with Tenet Healthcare Corporation in October 1999, we did not assume any liability or obligation of Paracelsus or Tenet owed to payors, including private insurers and government payors such as Medicare and Medicaid programs. We also did not assume any cost report reimbursements, settlements, repayments or fines, if any, to the extent they relate to periods prior to the respective closing dates of these transactions. Our agreements with Paracelsus and Tenet include customary indemnification and hold harmless provisions for any damages we incur relating to these types of excluded liabilities.

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

     As of December 31, 2001, we provided performance guaranties in the form of a surety bond in the amount of $9.4 million and a letter of credit in the amount of $11.2 million for the benefit of the Arizona Health Care Cost Containment System to support our obligations under the Health Choice contract to provide and pay for healthcare services. The amount of the performance guaranty that the Arizona Health Care Cost Containment System requires is based upon the membership in the plan and the related capitation paid to us.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     During the three months ended December 31, 2001, there were no material changes to our quantitative and qualitative disclosures about the market risk associated with financial instruments as described in our Annual Report on Form 10-K for the year ended September 30, 2001. At December 31, 2001, the fair market value of our outstanding senior subordinated exchange notes was $253.0 million, based upon quoted market prices as of that date.

PART II

OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

     On December 28, 2001, we sold 23,334 shares of our common stock to our David R. White, our President and Chief Executive Officer, for aggregate consideration of $222,140. The shares were issued in a private transaction exempt under Section 4(2) of the Securities Act, which exempts sales of securities that do not involve a public offering.

Item 6.  Exhibits and Reports on Form 8-K

(a)	List of Exhibits:
10.1	Senior Executive Officer Compensation Plan
99.1	Odessa Regional Hospital, LP Financial Statements
(b)	Reports on Form 8-K:

On October 10, 2001, the Company filed a Current Report on Form 8-K to report that it had issued a press release announcing the amendment of its bank credit facility and the proposed acquisition of the land and buildings with respect to two of its Arizona hospitals.

On November 27, 2001, the Company filed a Current Report on Form 8-K to report that it had issued a press release announcing the date of the online web simulcast of its fiscal year 2001 earnings conference call.

On December 6, 2001, the Company filed a Current Report on Form 8-K to report that it had issued a press release announcing its earnings for the fourth quarter and fiscal year ended September 30, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IASIS HEALTHCARE CORPORATION

Date: February 14, 2002	By:	/s/ W. Carl Whitmer W. Carl Whitmer, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Senior Executive Compensation Plan
99.1	Odessa Regional Hospital, LP Unaudited Financial Statements