Form 10-Q
period 2002-03-31
IASIS HEALTHCARE CORP
filed 2002-05-15
CIK 1073615

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________.

COMMISSION FILE NUMBER: 333-94521

IASIS HEALTHCARE CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	76-0450619
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer (Identification No.)

113 SEABOARD LANE, SUITE A-200
FRANKLIN, TENNESSEE 37067
(Address of Principal Executive Offices)

(615) 844-2747
(Registrant’s Telephone Number, Including Area Code)

Not Applicable
(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   ☒   NO    ☐

     As of May 14, 2002, 31,955,863 shares of the Registrant’s Common Stock were outstanding.

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
PART II OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CONTRACT AMENDMENT
Odessa Regional Hospital, LP Financial Statements

PART I. FINANCIAL INFORMATION	1
Item 1. Financial Statements:
Condensed and Consolidated Balance Sheets at March 31, 2002 (Unaudited) and September 30, 2001	1
Condensed and Consolidated Statements of Operations (Unaudited) — Three Months Ended March 31, 2002 and 2001 and Six Months Ended March 31, 2002 and 2001	2
Condensed and Consolidated Statements of Cash Flows (Unaudited) — Six Months Ended March 31, 2002 and 2001	3
Notes to Unaudited Condensed and Consolidated Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
PART II. OTHER INFORMATION	28
Item 1. Legal Proceedings	28
Item 6. Exhibits and Reports on Form 8-K	28

PART I
FINANCIAL INFORMATION

Item 1.   Financial Statements

IASIS HEALTHCARE CORPORATION

CONDENSED AND CONSOLIDATED BALANCE SHEETS
(In thousands except share amounts)

	(Unaudited)
	March 31,	September 30,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$—	$6,056
Accounts receivable, net of allowance for doubtful accounts of $26,505 and $25,945, respectively	154,938	147,810
Inventories	22,882	21,891
Prepaid expenses and other current assets	21,692	15,454
Assets held for sale	22,377	25,106

Total current assets	221,889	216,317
Property and equipment, net	387,827	335,037
Goodwill, net	292,039	292,060
Deferred debt financing costs, net	19,985	19,768
Other assets	3,470	3,127

Total assets	$925,210	$866,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,959	$48,062
Salaries and benefits payable	14,385	16,806
Accrued interest payable	17,644	18,297
Medical claims payable	28,108	21,871
Other accrued expenses and other current liabilities	17,656	21,647
Current portion of accrued loss on discontinued operations	193	396
Current portion of long-term debt and capital lease obligations	26,135	19,603

Total current liabilities	157,080	146,682
Long-term debt and capital lease obligations, net of current portion	564,669	530,574
Other long-term liabilities	19,193	18,380
Minority interest	4,748	4,379

Total liabilities	745,690	700,015
Stockholders’ equity:
Common stock – $0.01 par value, authorized 100,000,000 shares; 31,984,779 shares issued and 31,955,863 shares outstanding at March 31, 2002; 31,961,445 shares issued and 31,932,529 shares outstanding at September 30, 2001	320	320
Additional paid-in capital	450,718	450,496
Treasury stock, at cost, 16,306,541 shares at March 31, 2002 and September 30, 2001	(155,300)	(155,300)
Accumulated deficit	(116,218)	(129,222)

Total stockholders’ equity	179,520	166,294

Total liabilities and stockholders’ equity	$925,210	$866,309

See accompanying notes.

IASIS HEALTHCARE CORPORATION

CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Net revenue	$244,424	$232,619	$465,305	$451,988
Costs and expenses:
Salaries and benefits	80,318	81,230	158,045	158,315
Supplies	34,705	33,451	65,998	65,587
Other operating expenses	73,578	63,153	143,162	128,148
Provision for bad debts	17,591	19,175	34,365	36,570
Interest, net	14,036	16,649	28,539	33,857
Depreciation and amortization	11,180	13,859	21,668	27,967

Total costs and expenses	231,408	227,517	451,777	450,444

Earnings from operations before minority interests and income taxes	13,016	5,102	13,528	1,544
Minority interests	301	120	524	173

Earnings from operations before income taxes	12,715	4,982	13,004	1,371
Income tax expense	—	—	—	—

Net earnings	12,715	4,982	13,004	1,371
Preferred stock dividends reversed	—	—	—	(25,348)

Net earnings attributable to common stockholders	$12,715	$4,982	$13,004	$26,719

See accompanying notes.

IASIS HEALTHCARE CORPORATION

CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended
	March 31,

	2002	2001

Cash flows from operating activities:
Net earnings	$13,004	$1,371
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	21,668	27,967
Minority interests	524	173
(Gain) loss on sale of property and equipment	7	(44)
Changes in operating assets and liabilities, net of the effect of dispositions:
Accounts receivable	(6,913)	(21,562)
Inventories, prepaid expenses and other current assets	(7,394)	(8,848)
Accounts payable and other accrued liabilities	6,850	5,059
Accrued loss on discontinued operations	(419)	(1,725)

Net cash provided by operating activities	27,327	2,391

Cash flows from investing activities:
Purchases of property and equipment	(71,445)	(22,445)
Proceeds from sale of property and equipment	149	427
Payments for dispositions, net	—	(156)
Change in other assets	(433)	(125)

Net cash used in investing activities	(71,729)	(22,299)

Cash flows from financing activities:
Proceeds from issuance of common stock	222	1,900
Proceeds from senior bank debt borrowings	120,300	91,800
Payment of debt and capital leases	(79,673)	(74,675)
Debt financing costs incurred	(2,347)	—
Other	(156)	1,676

Net cash provided by financing activities	38,346	20,701

Increase (decrease) in cash and cash equivalents	(6,056)	793
Cash and cash equivalents at beginning of the period	6,056	—

Cash and cash equivalents at end of the period	$—	$793

Supplemental disclosure of cash flow information:
Cash paid for interest	$28,937	$39,669

Cash paid (refunded) for income taxes, net	$(1,831)	$3,700

Supplemental schedule of investing activities:
Effects of dispositions, net:
Assets disposed of, net of cash	$—	$655
Liabilities paid	—	(536)
Repurchase of common stock	—	(275)

Payments for dispositions, net	$—	$(156)

Supplemental schedule of noncash investing and financing activities:
Capital lease obligations incurred to acquire equipment	$—	$667

Exchange of preferred stock for common stock	$—	$189,278

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

     IASIS operates networks of medium-sized hospitals in high-growth urban and suburban markets. At March 31, 2002, the Company owned or leased 14 hospitals with a total of 2,085 beds in service. The Company’s hospitals are located in four regions:

–	Salt Lake City, Utah;

–	Phoenix, Arizona;

–	Tampa-St. Petersburg, Florida; and

–	three cities in the state of Texas, including San Antonio.

     The Company also operates five ambulatory surgery centers and a Medicaid managed health plan in Phoenix called Health Choice, serving over 55,700 members at March 31, 2002.

2.   Long-Term Debt and Capital Lease Obligations

     Long-term debt and capital lease obligations consist of the following (in thousands):

	March 31,	September 30,
	2002	2001

Bank facilities	$360,125	$319,375
Senior subordinated notes	230,000	230,000
Capital lease obligations	679	802

	590,804	550,177
Less current maturities	26,135	19,603

	$564,669	$530,574

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

Bank Facilities

     Under a credit facility dated October 15, 1999, a syndicate of lenders made a total of $455.0 million available to the Company in the form of an $80.0 million tranche A term loan, a $250.0 million tranche B term loan and a $125.0 million revolving credit facility (collectively, the “Bank Facilities”). Effective October 5, 2001, the Company amended its Bank Facilities. The amended Bank Facilities provided for an additional $30.0 million incremental term loan on substantially the same terms and conditions as the Company’s existing Bank Facilities. The amended Bank Facilities also provided for revisions to certain financial covenants.

     On October 15, 2001, the Company acquired the land and buildings at two of its hospitals previously operated under long-term leases for an aggregate purchase price of approximately $55.3 million. The purchase price was financed by the $30.0 million new incremental term loan and borrowings under the Company’s revolving credit facility.

     At March 31, 2002, amounts outstanding under the tranche A, tranche B and incremental term loans were approximately $68.8 million, $244.4 million and $30.0 million, respectively. At March 31, 2002, the Company had drawn $17.0 million under the revolving credit facility and had issued approximately $31.2 million in letters of credit, resulting in remaining availability under the revolving credit facility of approximately $76.8 million. The revolving credit facility includes a $75.0 million sub-limit for letters of credit that may be issued by the Company. Repayments under the term loans are due in quarterly installments. In addition, the loans under the Bank Facilities are subject to mandatory prepayment under specific circumstances, including from a portion of excess cash flow and the net proceeds of specified casualty events, asset sales and debt issuances, each subject to various exceptions. The loans under the Bank Facilities bear interest at variable rates at specified margins above either Morgan Guaranty Trust Company of New York’s alternate base rate or its reserve-adjusted Eurodollar rate. The weighted average interest rate on outstanding borrowings under the Bank Facilities was approximately 6.6% for the six months ended March 31, 2002. The Company also pays a commitment fee equal to 0.5% of the average daily amount available under the revolving credit facility.

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

     Except with respect to a change of control, the Company is not required to make mandatory redemption or sinking fund payments with respect to the Notes. The Notes are guaranteed, jointly and severally, by all of the Company’s subsidiaries (“Subsidiary Guarantors”). The Company is a holding company with no independent assets or operations apart from its ownership of the Subsidiary Guarantors. At March 31, 2002, all of the Subsidiary Guarantors fully and unconditionally guaranteed the Notes and, with the exception of Odessa Regional Hospital, LP, all were 100% owned by the Company. The indenture for the Notes contains certain covenants, including but not

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

limited to, restrictions on new indebtedness, asset sales, capital expenditures, dividends and the Company’s ability to merge or consolidate.

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

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

Health Choice

     Health Choice has entered into a capitated contract whereby the plan provides healthcare services in exchange for fixed periodic and supplemental payments from Arizona Health Care Cost Containment System (“AHCCCS”). These services are provided regardless of the actual costs incurred to provide these services. The Company receives reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds. The Company believes the capitated payments, together with reinsurance and other supplemental payments, are sufficient to pay for the services Health Choice is obligated to deliver. As of March 31, 2002, the Company has provided performance guaranties in the form of a surety bond in the amount of $9.4 million and a letter of credit in the amount of $11.2 million for the benefit of AHCCCS to support its obligations under the Health Choice contract to provide and pay for the healthcare services.

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

5.   Discontinued Operations

     During the fourth quarter of fiscal 2000, the Company implemented plans to sell its physician practice operations and close related practice support offices, resulting in an estimated loss on sale and closure of $7.4 million in the fiscal year ended September 30, 2000. During the fiscal year ended September 30, 2001, $1.0 million of previously recorded loss accruals were reversed due to discontinuing these operations at costs that were less than previously estimated. During the three months ended December 31, 2001, the Company completed exiting this business. At March 31, 2002, the remaining accrual for estimated loss on sale and closure was $2.5 million and consisted primarily of lease termination costs and physician contract termination costs. Of this balance, approximately $2.3 million of costs are expected to be paid subsequent to the next 12 months and are recorded within other long-term liabilities in the accompanying condensed and consolidated balance sheets.

6.   Goodwill and Intangible Assets

     The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, effective October 1, 2001. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment tests on an annual basis, or more frequently if certain indicators arise. Other intangible assets will continue to be amortized over their useful lives. The Company has performed the first step of the required transitional impairment tests of goodwill as of October 1, 2001 and, as a result of adopting the Statement, expects to recognize a noncash impairment loss under the new Statement by the fourth quarter of fiscal 2002 of approximately $30 to $40 million based on a discounted cash flow analysis. This loss relates to the impairment of goodwill associated with the Arizona market of the acute care service segment and will be reflected as a cumulative effect of a change in accounting principle at the beginning of

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

fiscal year 2002. Prior to adoption of the Statement in fiscal year 2002, the Company’s policy for measuring goodwill impairment was based on an undiscounted cash flow analysis at the facility level, which did not result in an indicated impairment at September 30, 2001.

     Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase to pre-tax net earnings of approximately $11.8 million per year. For the three months and six months ended March 31, 2001, excluding amortization of goodwill of approximately $3.0 million and $6.0 million, respectively, net earnings would have been $8.0 million and $7.4 million, respectively. Amortization expense on other intangible assets was $55,000 and $110,000 for the three months and six months ended March 31, 2002, respectively, and $0 for each of the three months and six months ended March 31, 2001.

7.   Asset Revaluation and Closure Costs

     During the year ended September 30, 2001, the Company recorded $11.9 million of pre-tax charges relating to asset revaluation and closure expenses of Rocky Mountain Medical Center, which was closed on June 2, 2001. Approximately $2.8 million of these charges related to the revaluation of Rocky Mountain Medical Center net assets in conjunction with their classification as held for sale. At March 31, 2002, Rocky Mountain Medical Center net assets held for sale and expected to be sold no later than September 30, 2002, consisted of property and equipment and totaled approximately $22.0 million, net of the asset revaluation allowance.

     The remaining $9.1 million charge related to the adoption and implementation of an exit plan with respect to the closure of Rocky Mountain Medical Center. This closure plan included the involuntary termination of approximately 200 hospital and business office personnel, which was completed by September 30, 2001. At March 31, 2002, accrued closure costs totaled approximately $3.7 million. The following table summarizes the closure costs payment activity for the six months ended March 31, 2002 (in thousands):

		Facility and
		Lease
	Severance and	Termination	Contract	Legal and Other
	Related Costs	Costs	Termination Costs	Exit Costs	Total

Balances at September 30, 2001	$266	$2,749	$1,968	$658	$5,641
Payments	(204)	(776)	(358)	(560)	(1,898)
Re-allocation of charge	75	—	(1,300)	1,225	—

Balances at March 31, 2002	$137	$1,973	$310	$1,323	$3,743

     Net revenue and pre-tax losses from Rocky Mountain Medical Center were $5.6 million and $3.8 million, respectively, for the three months ended March 31, 2001 and $9.7 million and $9.6 million, respectively, for the six months ended March 31, 2001.

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

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

	Three Months		Six Months
	Ended March 31,		Ended March 31,

	2002	2001	2002	2001

		(in thousands)
Acute Care Service:
Net revenue	$210,143	$209,161	$399,291	$403,421
Revenue between segments	(1,407)	(2,428)	(2,844)	(4,091)

Net revenue	208,736	206,733	396,447	399,330
Salaries and benefits	79,047	80,026	155,535	155,955
Supplies	34,608	33,311	65,801	65,350
Other operating expenses	41,002	39,792	79,899	80,456
Provision for bad debts	17,591	19,175	34,365	36,570

EBITDA (1)	36,488	34,429	60,847	60,999
Interest expense, net	14,036	16,649	28,587	33,857
Depreciation and amortization	11,153	13,794	21,612	27,848

Earnings (loss) from operations before minority interests and income taxes	11,299	3,986	10,648	(706)
Minority interests	301	120	524	173

Earnings (loss) from operations before income taxes	$10,998	$3,866	$10,124	$(879)

Segment assets	$905,098	$895,775	$905,098	$895,775

Health Choice:
Capitation premiums and other payments	$35,688	$25,886	$68,858	$52,658
Revenue between segments	—	—	—	—

Net revenue	35,688	25,886	68,858	52,658
Salaries and benefits	1,271	1,204	2,510	2,360
Supplies	97	140	197	237
Other operating expenses	32,576	23,361	63,263	47,692
Provision for bad debts	—	—	—	—

EBITDA (1)	1,744	1,181	2,888	2,369
Interest income	—	—	(48)	—
Depreciation and amortization	27	65	56	119

Earnings from operations before minority interests and income taxes	1,717	1,116	2,880	2,250
Minority interests	—	—	—	—

Earnings from operations before income taxes	$1,717	$1,116	$2,880	$2,250

Segment assets	$20,060	$5,049	$20,060	$5,049

(1)	EBITDA represents earnings from operations before interest expense, minority interests, income taxes and depreciation and amortization.

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

9.   Supplemental Condensed Consolidating Financial Information

     The Notes described in Note 2 are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s Subsidiary Guarantors.

     A summarized condensed consolidating balance sheet at March 31, 2002, condensed consolidating statements of operations for the three months and six months ended March 31, 2002 and 2001 and condensed consolidating statements of cash flows for the six months ended March 31, 2002 and 2001 for the Company, segregating the parent company issuer, the combined 100% owned Subsidiary Guarantors, the non-100% owned Subsidiary Guarantor and eliminations, are found below. Separate unaudited financial statements of the non-100% owned Subsidiary Guarantor, Odessa Regional Hospital, LP (“Odessa”), are included as Exhibit 99.1 to the Company’s filing on Form 10-Q. On February 1, 2001, Odessa sold 11.2% of its limited partner units, which reduced the Company’s ownership accordingly. However, Odessa’s guaranty continues to be full and unconditional with respect to the Notes.

IASIS Healthcare Corporation
Condensed Consolidating Balance Sheet (unaudited)
March 31, 2002
(in thousands)

		Subsidiary Guarantors

		100%			Condensed
	Parent Issuer	Owned	Non-100% Owned	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$—
Accounts receivable, net	—	146,122	8,816	—	154,938
Inventories	—	21,684	1,198	—	22,882
Prepaid expenses and other current assets	—	20,633	1,059	—	21,692
Assets held for sale	—	22,377	—	—	22,377

Total current assets	—	210,816	11,073	—	221,889
Property and equipment, net	—	367,380	20,447	—	387,827
Net investment in and advances to subsidiaries	883,521	(850,079)	(169)	(33,273)	—
Goodwill, net	—	263,212	28,827	—	292,039
Deferred debt financing costs, net	19,985	—	—	—	19,985
Other assets	—	3,470	—	—	3,470

Total assets	$903,506	$(5,201)	$60,178	$(33,273)	$925,210

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$51,092	$1,867	$—	$52,959
Salaries and benefits payable	—	13,874	511	—	14,385
Accrued interest payable	17,644	—	—	—	17,644
Medical claims payable	—	28,108	—	—	28,108
Other accrued expenses and other current liabilities	—	17,581	75	—	17,656
Current portion of accrued loss on discontinued operations	—	193	—	—	193
Current portion of long-term debt and capital lease obligations	25,932	203	—	—	26,135

Total current liabilities	43,576	111,051	2,453	—	157,080
Long-term debt and capital lease obligations, net of current portion	564,192	477	33,273	(33,273)	564,669
Other long-term liabilities	—	19,193	—	—	19,193
Minority interest	—	4,748	—	—	4,748

Total liabilities	607,768	135,469	35,726	(33,273)	745,690
Stockholders’ equity	295,738	(140,670)	24,452	—	179,520

Total liabilities and stockholders’ equity	$903,506	$(5,201)	$60,178	$(33,273)	$925,210

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

IASIS Healthcare Corporation
Condensed Consolidating Statement of Operations
for the Three Months Ended March 31, 2002 (unaudited)
(in thousands)

		Subsidiary Guarantors

		100%			Condensed
	Parent Issuer	Owned	Non-100% Owned	Eliminations	Consolidated

Net revenue	$—	$232,582	$12,078	$(236)	$244,424
Costs and expenses:
Salaries and benefits	—	76,361	3,957	—	80,318
Supplies	—	33,500	1,205	—	34,705
Other operating expenses	—	71,613	1,965	—	73,578
Provision for bad debts	—	16,561	1,030	—	17,591
Interest, net	13,831	205	1,083	(1,083)	14,036
Depreciation and amortization	1,071	9,760	349	—	11,180
Management fees	—	—	236	(236)	—
Equity in earnings of affiliates	(26,534)	—	—	26,534	—

Total costs and expenses	(11,632)	208,000	9,825	25,215	231,408
Earnings (loss) from operations before minority interests and income taxes	11,632	24,582	2,253	(25,451)	13,016
Minority interests	—	301	—	—	301

Earnings (loss) from operations before income taxes	11,632	24,281	2,253	(25,451)	12,715
Income tax expense	—	—	—	—	—

Net earnings (loss)	$11,632	$24,281	$2,253	$(25,451)	$12,715

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

IASIS Healthcare Corporation
Condensed Consolidating Statement of Operations
for the Three Months Ended March 31, 2001 (unaudited)
(in thousands)

		Subsidiary Guarantors

		100%			Condensed
	Parent Issuer	Owned	Non-100% Owned	Eliminations	Consolidated

Net revenue	$—	$222,795	$10,160	$(336)	$232,619
Costs and expenses:
Salaries and benefits	—	77,347	3,883	—	81,230
Supplies	—	32,127	1,324	—	33,451
Other operating expenses	—	61,732	1,421	—	63,153
Provision for bad debts	—	18,359	816	—	19,175
Interest, net	16,508	141	1,710	(1,710)	16,649
Depreciation and amortization	920	12,237	702	—	13,859
Management fees	—	—	336	(336)	—
Equity in earnings of affiliates	(20,700)	—	—	20,700	—

Total costs and expenses	(3,272)	201,943	10,192	18,654	227,517
Earnings (loss) from operations before minority interests and income taxes	3,272	20,852	(32)	(18,990)	5,102
Minority interests	—	120	—	—	120

Earnings (loss) from operations before income taxes	3,272	20,732	(32)	(18,990)	4,982
Income tax expense	—	—	—	—	—

Net earnings (loss)	$3,272	$20,732	$(32)	$(18,990)	$4,982

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

IASIS Healthcare Corporation
Condensed Consolidating Statement of Operations
for the Six Months Ended March 31, 2002 (unaudited)
(in thousands)

		Subsidiary Guarantors

		100%			Condensed
	Parent Issuer	Owned	Non-100% Owned	Eliminations	Consolidated

Net revenue	$—	$442,742	$23,013	$(450)	$465,305
Costs and expenses:
Salaries and benefits	—	150,314	7,731	—	158,045
Supplies	—	63,696	2,302	—	65,998
Other operating expenses	—	139,296	3,866	—	143,162
Provision for bad debts	—	32,389	1,976	—	34,365
Interest, net	28,239	300	2,170	(2,170)	28,539
Depreciation and amortization	2,130	18,843	695	—	21,668
Management fees	—	—	450	(450)	—
Equity in earnings of affiliates	(41,203)	—	—	41,203	—

Total costs and expenses	(10,834)	404,838	19,190	38,583	451,777
Earnings (loss) from operations before minority interests and income taxes	10,834	37,904	3,823	(39,033)	13,528
Minority interests	—	524	—	—	524

Earnings (loss) from operations before income taxes	10,834	37,380	3,823	(39,033)	13,004
Income tax expense	—	—	—	—	—

Net earnings (loss)	$10,834	$37,380	$3,823	$(39,033)	$13,004

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

IASIS Healthcare Corporation
Condensed Consolidating Statement of Operations
for the Six Months Ended March 31, 2001 (unaudited)
(in thousands)

		Subsidiary Guarantors

		100%			Condensed
	Parent Issuer	Owned	Non-100% Owned	Eliminations	Consolidated

Net revenue	$—	$433,134	$19,362	$(508)	$451,988
Costs and expenses:
Salaries and benefits	—	150,742	7,573	—	158,315
Supplies	—	62,930	2,657	—	65,587
Other operating expenses	—	125,306	2,842	—	128,148
Provision for bad debts	—	35,006	1,564	—	36,570
Interest, net	33,695	162	2,730	(2,730)	33,857
Depreciation and amortization	1,837	25,024	1,106	—	27,967
Management fees	—	—	508	(508)	—
Equity in earnings of affiliates	(34,173)	—	—	34,173	—

Total costs and expenses	1,359	399,170	18,980	30,935	450,444
Earnings (loss) from operations before minority interests and income taxes	(1,359)	33,964	382	(31,443)	1,544
Minority interests	—	173	—	—	173

Earnings (loss) from operations before income taxes	(1,359)	33,791	382	(31,443)	1,371
Income tax expense	—	—	—	—	—

Net earnings (loss)	(1,359)	33,791	382	(31,443)	1,371
Preferred stock dividends reversed	(25,348)	—	—	—	(25,348)

Net earnings (loss) due to common stockholders	$23,989	$33,791	$382	$(31,443)	$26,719

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

IASIS Healthcare Corporation
Condensed Consolidating Statement of Cash Flows
for the Six Months Ended March 31, 2002 (unaudited)
(in thousands)

		Subsidiary Guarantors

		100%			Condensed
	Parent Issuer	Owned	Non-100% Owned	Eliminations	Consolidated

Cash flows from operating activities
Net earnings (loss)	$10,834	$37,380	$3,823	$(39,033)	$13,004
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,130	18,843	695	—	21,668
Minority interests	—	524	—	—	524
Loss on sale of property and equipment	—	7	—	—	7
Equity in earnings of affiliates	(41,203)	—	—	41,203	—
Changes in operating assets and liabilities:
Accounts receivable	—	(6,710)	(203)	—	(6,913)
Inventories, prepaid expenses and other current assets	—	(6,712)	(682)	—	(7,394)
Accounts payable and other accrued liabilities	(652)	8,386	(884)	—	6,850
Accrued loss on discontinued operations	—	(419)	—	—	(419)

Net cash provided by (used in) operating activities	(28,891)	51,299	2,749	2,170	27,327

Cash flows from investing activities
Purchases of property and equipment	—	(65,733)	(5,712)	—	(71,445)
Proceeds from sale of property and equipment	—	149	—	—	149
Change in other assets	—	(433)	—	—	(433)

Net cash used in investing activities	—	(66,017)	(5,712)	—	(71,729)

Cash flows from financing activities
Proceeds from issuance of common stock	222	—	—	—	222
Proceeds from senior bank debt borrowings	120,300	—	—	—	120,300
Payment of debt and capital leases	(79,550)	(123)	—	—	(79,673)
Change in intercompany balances with affiliates, net	(9,734)	8,941	2,963	(2,170)	—
Debt financing costs incurred	(2,347)	—	—	—	(2,347)
Other	—	(156)	—	—	(156)

Net cash provided by (used in) financing activities	28,891	8,662	2,963	(2,170)	38,346

Decrease in cash and cash equivalents	—	(6,056)	—	—	(6,056)
Cash and cash equivalents at beginning of period	—	6,056	—	—	6,056

Cash and cash equivalents at end of period	$—	$—	$—	$—	$—

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

IASIS Healthcare Corporation
Condensed Consolidating Statement of Cash Flows
for the Six Months Ended March 31, 2001 (unaudited)
(in thousands)

		Subsidiary Guarantors

		100%			Condensed
	Parent Issuer	Owned	Non-100% Owned	Eliminations	Consolidated

Cash flows from operating activities
Net earnings (loss)	$(1,359)	$33,791	$382	$(31,443)	$1,371
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,837	25,024	1,106	—	27,967
Minority interests	—	173	—	—	173
Gain on sale of property and equipment	—	(44)	—	—	(44)
Equity in earnings of affiliates	(34,173)	—	—	34,173	—
Changes in operating assets and liabilities:
Accounts receivable	—	(18,326)	(3,236)	—	(21,562)
Inventories, prepaid expenses and other current assets	—	(9,014)	166	—	(8,848)
Accounts payable and other accrued liabilities	(5,907)	10,189	777	—	5,059
Accrued loss on discontinued operations	—	(1,725)	—	—	(1,725)

Net cash provided by (used in) operating activities	(39,602)	40,068	(805)	2,730	2,391

Cash flows from investing activities
Purchases of property and equipment	—	(21,286)	(1,159)	—	(22,445)
Proceeds from sale of property and equipment	—	427	—	—	427
Payments for dispositions, net	—	(156)	—	—	(156)
Change in other assets	—	(139)	14	—	(125)

Net cash used in investing activities	—	(21,154)	(1,145)	—	(22,299)

Cash flows from financing activities
Proceeds from issuance of common stock	1,900	—	—	—	1,900
Proceeds from senior bank debt borrowings	91,800	—	—	—	91,800
Payment of debt and capital leases	(74,344)	(331)	—	—	(74,675)
Change in intercompany balances with affiliates, net	20,246	(17,391)	(125)	(2,730)	—
Other	—	(399)	2,075	—	1,676

Net cash provided by (used in) financing activities	39,602	(18,121)	1,950	(2,730)	20,701

Increase in cash and cash equivalents	—	793	—	—	793
Cash and cash equivalents at beginning of period	—	—	—	—	—

Cash and cash equivalents at end of period	$—	$793	$—	$—	$793

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed and consolidated financial statements, the notes to our unaudited condensed and consolidated financial statements and the other financial information appearing elsewhere in this report. Data for the six months ended March 31, 2002 and 2001 has been derived from our unaudited condensed and consolidated financial statements.

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

General

     We are an owner and operator of acute care hospitals that develops and operates networks of medium-sized hospitals in high-growth urban and suburban markets. We operate our hospitals with a strong community focus by offering and developing healthcare services to meet the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans. At March 31, 2002, we owned or leased 14 hospitals with a total of 2,085 beds in service. Our hospitals are located in four regions:

–	Salt Lake City, Utah;

–	Phoenix, Arizona;

–	Tampa-St. Petersburg, Florida; and

–	three cities in the state of Texas, including San Antonio.

     We also operate five ambulatory surgery centers and a Medicaid managed health plan called Health Choice, serving over 55,700 members in Arizona at March 31, 2002.

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

     Our hospitals’ net patient service revenue continues to be affected by an increasing proportion of revenue being derived from fixed payment, higher discount sources including Medicare, Medicaid, managed care organizations and others. Fixed payment amounts are often based upon a diagnosis related group code regardless of the cost incurred or the level of services provided. Our net revenue, cash flows and earnings have been reduced by this trend toward fixed rate reimbursement. We expect patient volumes from Medicare and Medicaid to continue to increase due to the general aging of the population and expansion of state Medicaid programs. Under the Balanced Budget Act of 1997, reimbursement from Medicare and Medicaid was reduced from 1998 through 2001 and will continue to be reduced as certain changes are phased in during 2002. Certain of the rate reductions resulting from the Balanced Budget Act of 1997 are being mitigated by the Balanced Budget Refinement Act of 1999 and the Medicare, Medicaid and SCHIP Benefit Improvement and Protection Act of 2000. It is estimated that the Benefit Improvement and Protection Act will provide approximately $35.0 billion in funding restorations to Medicare healthcare providers over a period of five years, approximately one-third of which will go to hospitals. Exclusive of Health Choice, the percentage of our net patient revenue related to Medicare and Medicaid was approximately 39.0% for the six months ended March 31, 2002.

     Our net revenue also is affected by the trend toward performing more services on an outpatient basis due to advances in medical technology and pharmacology as well as cost containment pressures from Medicare, Medicaid, managed care organizations and other sources of revenue. Approximately 37.5% of our gross patient revenue during the six months ended March 31, 2002, was generated from outpatient procedures.

Selected Operating Data

     The following table sets forth certain unaudited operating data for each of the periods presented.

	Three Months			Six Months
	Ended March 31,			Ended March 31,

	2002	2001		2002	2001

Number of hospitals at end of period	14	15		14	15
Licensed beds at end of period	2,507	2,706	(1)	2,507	2,706	(1)
Beds in service at end of period	2,085	2,205	(1)	2,085	2,205	(1)
Average length of stay (days) (2)	4.40	4.44		4.29	4.40
Occupancy rates (average beds in service)	48.3%	48.3%		44.2%	45.8%
Admissions(3)	20,621	21,587		39,179	41,593
Adjusted admissions(4)	33,466	34,366		64,531	66,155
Patient days(5)	90,630	95,926		168,122	183,186
Adjusted patient days(4)	142,367	147,619		268,782	282,277

(1)	Includes 118 licensed beds and 71 beds in service at Rocky Mountain Medical Center, opened on April 10, 2000 and closed on June 2, 2001.

(2)	Represents the average number of days that a patient stayed in our hospitals.

(3)	Represents the total number of patients admitted to our hospitals for stays in excess of 23 hours. Management and investors use this number as a general measure of inpatient volume.

(4)	Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions/patient days by multiplying admissions/patient days by gross patient revenue and then dividing that number by gross inpatient revenue.

(5)	Represents the number of days our beds were occupied over the period.

Results of Operations

     The following table presents, for the periods indicated, information expressed as a percentage of net revenue. Such information has been derived from our unaudited condensed and consolidated statements of operations.

	Three Months Ended March 31,		Six Months Ended March 31,

	2002	2001	2002	2001

Net revenue	100.0%	100.0%	100.0%	100.0%
Salaries and benefits	32.9	34.9	34.0	35.0
Supplies	14.2	14.4	14.2	14.5
Other operating expenses	30.1	27.2	30.7	28.4
Provision for bad debts	7.2	8.2	7.4	8.1

Total operating expenses	84.4	84.7	86.3	86.0

EBITDA (a)	15.6	15.3	13.7	14.0
Depreciation and amortization	4.6	6.0	4.7	6.2
Interest, net	5.7	7.1	6.1	7.5
Minority interests	0.1	0.1	0.1	—

Earnings from operations before income taxes	5.2	2.1	2.8	0.3
Income tax expense	—	—	—	—

Net earnings	5.2%	2.1%	2.8%	0.3%

(a)	EBITDA represents earnings from operations before interest expense, minority interests, income taxes and depreciation and amortization. Although EBITDA should not be considered in isolation or as a substitute for net earnings, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States, management understands that EBITDA is commonly used to evaluate a company’s financial performance, especially in evaluating healthcare companies. EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

     Net revenue for the three months ended March 31, 2002 was $244.4 million, an increase of $11.8 million, or 5.1%, from $232.6 million for the same period in 2001. The increase in net revenue was a combination of an increase of $2.0 million in net revenue from hospital operations, which we refer to as our acute care service segment in our financial statements, and an increase of $9.8 million in net revenue from Health Choice.

     Net revenue from our hospital operations for the three months ended March 31, 2002 was $208.7 million, up $2.0 million, or 1.0%, from $206.7 million for the same period in 2001. Excluding net revenue derived from Rocky Mountain Medical Center of $5.6 million for the three months ended March 31, 2001, same facility net revenue from our hospital operations increased $7.6 million, or 3.8%, from period to period. Rocky Mountain Medical Center was closed on June 2, 2001, as discussed below. Our net patient revenue per adjusted patient day increased 5.7% for the three months ended March 31, 2002, compared to the same period in 2001, excluding Rocky Mountain Medical Center. The increase in net revenue per adjusted patient day was due primarily to increased acuity and price increases in our hospital operations.

     In our Arizona market, admissions and patient days continued to be lower during the three months ended March 31, 2002 compared to the same period in 2001. The decline in volume in that market was due primarily to the closure of two sub-acute units in the third and fourth quarters of fiscal 2001, turnover in management at certain of the hospitals during fiscal 2001 and the termination of a capitated contract with a managed care organization at two of the hospitals in March 2001 and renegotiation of the contract to a per diem arrangement. Under the per diem contract, the length of stay for the related patients has declined compared to prior periods. In response to the declines in volume and net revenue in the Arizona market, we have focused on obtaining favorable price increases, growing profitable product lines and eliminating unprofitable product lines and recruiting additional primary care physicians to improve the patient and service mix. Additionally, in December 2001 we obtained discounts for certain supplies and implemented a workforce reduction plan. These changes generated improvement in the Arizona market from the December 2001 quarter to the March 2002 quarter.

     Admissions decreased 2.5% from 21,144 for the three months ended March 31, 2001, excluding Rocky Mountain Medical Center, to 20,621 for the same period in 2002, and patient days decreased 4.0% from 94,413 for the three months ended March 31, 2001, excluding Rocky Mountain Medical Center, to 90,630 for the same period in 2002. Adjusted admissions decreased 0.4% from 33,616 for the three months ended March 31, 2001, excluding Rocky Mountain Medical Center, to 33,466 for the same period in 2002, and adjusted patient days decreased 1.9% from 145,073 for the three months ended March 31, 2001, excluding Rocky Mountain Medical Center, to 142,367 for the same period in 2002. Volume was negatively impacted during the three months ended March 31, 2001 by the results from our Arizona market, as discussed above, as well as the closure of sub-acute units in other markets during the prior year. The average length of stay resulting from admissions and patient days decreased 1.6% from 4.47 days for the three months ended March 31, 2001, excluding Rocky Mountain Medical Center, to 4.40 days for the same period in 2002. This decrease in length of stay was attributable in part to the transition of the managed care contract in Arizona from a capitated contract to a per diem contract, improved case management, growth in services requiring shorter length of stays, closure of sub-acute units and changes in technology, pharmacology and clinical practices.

     Net revenue from Health Choice was $35.7 million for the three months ended March 31, 2002, an increase of $9.8 million, or 37.8%, from $25.9 million for the same period in 2001. Covered lives under this prepaid Medicaid plan have increased 31.8% from 42,273 at March 31, 2001 to 55,719 at March 31, 2002. The increase in covered lives has positively impacted Health Choice’s net revenue for the three months ended March 31, 2002 compared to the same period in 2001. The growth in covered lives is due primarily to a change in the eligibility standards in Arizona beginning in April 2001 that increased the Medicaid-eligible population.

     Operating expenses increased $9.2 million from $197.0 million for the three months ended March 31, 2001 to $206.2 million for the same period in 2002. Operating expenses as a percentage of net revenue were 84.4% for the three months ended March 31, 2002, compared to 84.7% for the same period in 2001. Excluding Rocky Mountain Medical Center, operating expenses as a percentage of net revenue were 83.6% for the three months ended March 31, 2001.

     Operating expenses from our hospital operations for the three months ended March 31, 2002 were $172.2 million, a decrease of $100,000 from $172.3 million for the same period in 2001. This decrease was comprised of a $7.3 million decrease in operating expenses from Rocky Mountain Medical Center due to its closure, offset by a $7.2 million increase in operating expenses due to volume growth in our markets, excluding Arizona.

     Operating expenses from our hospital operations as a percentage of net revenue were 82.5% for the three months ended March 31, 2002 compared to 82.1% for the same period in 2001, excluding Rocky Mountain Medical Center. This increase was due to a combination of increased supplies expense and other operating expenses as a percentage of net revenue, offset partially by a decrease in salaries and benefits expense and provision for bad debts as a percentage of net revenue. Supplies expense as a percentage of net revenue increased 0.4% from period to period due in part to increased acuity and new technology. Other operating expenses as a percentage of net revenue increased 1.1% from period to period due primarily to an overall increase in insurance premiums generally and a significant increase in our self-insured retention and premiums for professional liability insurance effective October 2001, as well as increases in professional fees, repairs and maintenance expense and new rent expense. Insurance expense increased by approximately $1.9 million for the three months ended March 31, 2002 compared to the same period in 2001, and we expect our other operating expenses to continue to be negatively impacted for the remainder of fiscal year 2002 by these insurance expense increases. As a result of the October 2001 acquisition of the land and buildings at two of our facilities in Arizona previously operated under long-term leases, $1.9 million in rent expense for the three months ended March 31, 2001 was not incurred in the current quarter. Salaries expense increased by approximately $1.1 million for the three months ended March 31, 2002 compared to the same period in 2001 due primarily to volume growth in our markets, excluding Arizona, and increased staffing at our corporate office.

However, salaries and wages, contract labor and benefits expense as a percentage of net revenue decreased 0.3% from period to period primarily as a result of implementation of our workforce reduction plan. Benefits expense increased by approximately $1.1 million for the three months ended March 31, 2002 compared to the same period in 2001 due primarily to the increased cost and utilization of healthcare benefits for employees. Changes in the employee healthcare benefits plan were initiated in the second quarter that are expected to reduce the rate of increases in healthcare benefit costs. Nurses at one of our hospitals are scheduled to vote in the third quarter of fiscal year 2002 regarding union representation. Because we believe that union affiliation is not in the best interest of the hospital’s employees or patients, we are vigorously opposing the unionization attempt. We do not currently believe that the nurses’ affiliation with a union would have a material adverse effect on the results of our operations. Provision for bad debts as a percentage of net revenue decreased 0.8% from the prior year period due primarily to better performance in a number of areas in our business offices, including improved collections on self-pay accounts receivable.

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

     During the three months ended March 31, 2002, Rocky Mountain Medical Center generated no net revenue and incurred other operating expenses of $16,000. During the three months ended March 31, 2001, Rocky Mountain Medical Center generated net revenue of $5.6 million and incurred operating expenses of $7.3 million, resulting in an EBITDA loss of $1.7 million. Operating expenses for the three months ended March 31, 2001, consisted of $3.2 million in salaries and benefits, $700,000 in supplies, $700,000 in provision for bad debts and $2.7 million in other operating expenses. Other operating expenses included costs for purchased services, rents and leases, utilities, marketing, insurance and other expenses.

     Operating expenses for Health Choice increased $9.2 million to $33.9 million for the three months ended March 31, 2002 compared to $24.7 million for the same period in 2001. Operating expenses as a percentage of net revenue for Health Choice were 95.0% for the three months ended March 31, 2002 and 95.4% for the same period in 2001. The increase in operating expenses was due primarily to the incremental cost of increased enrollment. Operating expenses as a percentage of net revenue improved slightly reflecting the benefit of spreading fixed administrative costs over a larger enrollment base.

     EBITDA was $38.2 million, or 15.6% of net revenue, for the three months ended March 31, 2002, compared to $35.6 million, or 15.3% of net revenue, for the same period in 2001. Excluding results from Rocky Mountain Medical Center for the three months ended March 31, 2001, net revenue and EBITDA were $227.0 million and $37.3 million, respectively, resulting in an EBITDA margin of 16.4% for the prior year period.

     EBITDA for hospital operations, excluding Rocky Mountain Medical Center, was $36.5 million, or 17.5% of net revenue, for the three months ended March 31, 2002, compared to $36.1 million, or 18.0% of net revenue, for the same period in 2001. The decline in the EBITDA margin for hospital operations, excluding the effect of Rocky Mountain Medical Center, was due primarily to increases in employee health insurance costs, supplies expense, professional liability insurance costs and other operating expenses as noted above.

     Health Choice, our Medicaid managed health plan, has a significantly lower EBITDA margin than hospital operations. EBITDA for Health Choice was $1.7 million, or 4.8% of net revenue, for the three months ended March 31, 2002, compared to $1.2 million, or 4.6% of net revenue, for the same period in 2001. The 41.7% increase in EBITDA and increase in EBITDA margin were due to increased enrollment and an improvement in salaries, wages and benefits expense as a percentage of net revenue, as noted above.

     Depreciation and amortization expense decreased $2.6 million from $13.8 million for the three months ended March 31, 2001 to $11.2 million for the same period in 2002. Effective October 1, 2001, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which eliminated amortization for goodwill and other intangible assets with indefinite lives, as discussed below. The adoption of this accounting standard was responsible for a $3.0 million decrease in amortization expense for the three months ended March 31, 2002 compared to the same period in 2001.

     Interest expense decreased $2.6 million from $16.6 million for the three months ended March 31, 2001 to $14.0 million for the same period in 2002 due to declines in interest rates during fiscal year 2001 and 2002. Borrowings under our bank credit facility bear interest at variable rates, and the weighted average interest rate of outstanding borrowings under the bank credit facility was approximately 6.3% for the three months ended March 31, 2002 compared to 10.0% for the same period in 2001. The decrease in interest expense due to lower interest rates was partially offset by the expense of additional borrowings of approximately $55.0 million on October 15, 2001 for the acquisition of the land and buildings at two of our facilities in Arizona previously operated under long-term operating leases.

     We recorded no provision for income taxes for the three months ended March 31, 2002 and 2001 due to the use of deferred tax assets that were previously reserved with a valuation allowance.

Six Months Ended March 31, 2002 Compared to Six Months Ended March 31, 2001

     Net revenue for the six months ended March 31, 2002 was $465.3 million, an increase of $13.3 million, or 2.9%, from $452.0 million for the same period in 2001. The increase in net revenue was a combination of a decrease of $2.9 million in net revenue from hospital operations and an increase of $16.2 million in net revenue from Health Choice.

     Net revenue from our hospital operations for the six months ended March 31, 2002 was $396.4 million, down $2.9 million, or 0.7%, from $399.3 million for the same period in 2001. Excluding net revenue derived from Rocky Mountain Medical Center of $9.7 million for the six months ended March 31, 2001, same facility net revenue from our hospital operations increased $6.8 million, or 1.7%, from period to period. Rocky Mountain Medical Center was closed on June 2, 2001, as discussed above. Our net patient revenue per adjusted patient day increased 5.1% for the six months ended March 31, 2002, compared to the same period in 2001, excluding Rocky Mountain Medical Center. The increase in net revenue per adjusted patient day was due primarily to increased acuity and price increases in our hospital operations

     Admissions decreased 4.3% from 40,940 for the six months ended March 31, 2001, excluding Rocky Mountain Medical Center, to 39,179 for the same period in 2002, and patient days decreased 7.0% from 180,855 for the six months ended March 31, 2001, excluding Rocky Mountain Medical Center, to 168,122 for the same period in 2002. Adjusted admissions decreased 0.7% from 65,007 for the six months ended March 31, 2001, excluding Rocky Mountain Medical Center, to 64,531 for the same period in 2002, and adjusted patient days decreased 3.4% from 278,180 for the six months ended March 31, 2001, excluding Rocky Mountain Medical Center, to 268,782 for the same period in 2002. Volume was negatively impacted during the six months ended March 31, 2002 by the results from our Arizona market, as discussed above, as well as the closure of sub-acute units in other markets during the prior year. The average length of stay resulting from admissions and patient days decreased 2.9% from 4.42 days for the six months ended March 31, 2001, excluding Rocky Mountain Medical Center, to 4.29 days for the same period in 2002. This decrease in length of stay was attributable in part to the transition of the managed care contract in Arizona from a capitated contract to a per diem contract, improved case management, growth in services requiring shorter length of stays, closure of sub-acute units and changes in technology, pharmacology and clinical practices.

     Net revenue from Health Choice was $68.9 million for the six months ended March 31, 2002, an increase of $16.2 million, or 30.7%, from $52.7 million for the same period in 2001. Covered lives under this prepaid Medicaid plan have increased 31.8% from March 31, 2001 to March 31, 2002, as noted above. The increase in covered lives has positively impacted Health Choice’s net revenue for the six months ended March 31, 2002 compared to the same period in 2001. Our growth in covered lives is due primarily to a change in the eligibility standards in Arizona beginning in April 2001 that increased the Medicaid-eligible population.

     Operating expenses increased $13.0 million from $388.6 million for the six months ended March 31, 2001 to $401.6 million for the same period in 2002. Operating expenses as a percentage of net revenue were 86.3% for the six months ended March 31, 2002, compared to 86.0% for the same period in 2001. Excluding Rocky Mountain Medical Center, operating expenses as a percentage of net revenue were 84.5% for the six months ended March 31, 2001.

     Operating expenses from our hospital operations for the six months ended March 31, 2002 were $335.6 million, a decrease of $2.7 million, or 0.8%, from $338.3 million for the same period in 2001. This decrease was comprised of a $14.8 million decrease in operating expenses from Rocky Mountain Medical Center due to its closure, offset by a $12.1 million increase in operating expenses due to volume growth in our markets, excluding Arizona.

     Operating expenses from our hospital operations as a percentage of net revenue were 84.6% for the six months ended March 31, 2002 compared to 83.0% for the same period in 2001, excluding Rocky Mountain Medical Center. This increase was due to a combination of increased salaries and benefits expense, supplies expense and other operating expenses as a percentage of net revenue, offset partially by a decrease in provision for bad debts as a percentage of net revenue. Salaries and wages, contract labor and benefits expense as a percentage of net revenue increased 0.7% from period to period due primarily to increases in benefits expense and a decline in net revenue in the Arizona market. Salaries expense increased by approximately $3.5 million for the six months ended March 31, 2002 compared to the same period in 2001 due primarily to general wage inflation and increased staffing at our corporate office. Corporate salaries increased by approximately $1.4 million for the six months ended March 31, 2002 compared to the same period in 2001 as a result of building our corporate support infrastructure. Contract labor decreased by $800,000 for the six months ended March 31, 2002 compared to the same period in 2001 due primarily to a decline in the use of contract labor in our Arizona market as a result of a decline in patient volume, offset by increased contract labor in markets with growing volume. Benefits expense increased by approximately $2.6 million for the six months ended March 31, 2002 compared to the same period in 2001 due primarily to the increased cost and utilization of healthcare benefits for employees. Changes in the employee healthcare benefits plan were initiated in the second quarter that are expected to reduce the rate of increases in healthcare benefit costs. Supplies expense as a percentage of net revenue increased 0.1% from period to period due in part to increased acuity and new technology. Other operating expenses as a percentage of net revenue increased 1.0% from period to period due primarily to an overall increase in insurance premiums generally and a significant increase in our self-insured retention and premiums for professional liability insurance effective October 2001, as well as increases in professional fees and repairs and maintenance expenses. Insurance expense increased by approximately $3.9 million for the six months ended March 31, 2002 compared to the same period in 2001, and we expect our other operating expenses to continue to be negatively impacted for the remainder of fiscal year 2002 by these insurance expense increases. As a result of the October 2001 acquisition of the land and buildings at two of our facilities in Arizona previously operated under long-term leases, $3.5 million in rent expense for the six months ended March 31, 2001 was not incurred in the fiscal year. Provision for bad debts as a percentage of net revenue decreased 0.2% from the prior year period due primarily to better performance in a number of areas in our business offices, including improved collections on self-pay accounts receivable.

     During the six months ended March 31, 2002, Rocky Mountain Medical Center generated no net revenue and incurred other operating expenses of $48,000. During the six months ended March 31, 2001, Rocky Mountain Medical Center generated net revenue of $9.7 million and incurred operating expenses of $14.9 million, resulting in an EBITDA loss of $5.2 million. Operating expenses for the six months ended March 31, 2001, consisted of $5.7 million in salaries and benefits, $1.3 million in supplies, $2.0 million in provision for bad debts and $5.9 million in other operating expenses. Other operating expenses included costs for purchased services, rents and leases, utilities, marketing, insurance and other expenses.

     Operating expenses for Health Choice increased $15.7 million to $66.0 million for the six months ended March 31, 2002 compared to $50.3 million for the same period in 2001. Operating expenses as a percentage of net revenue for Health Choice were 95.8% for the six months ended March 31, 2002 and 95.5% for the same period in 2001. The increase in operating expenses was due to the incremental cost of increased enrollment and a slight increase in the medical loss ratio due in part to the higher level of care required for new members upon entry to the network. As these members receive healthcare under the plan, their health status should improve and the medical loss ratio should decline accordingly.

     EBITDA was $63.7 million, or 13.7% of net revenue, for the six months ended March 31, 2002, compared to $63.4 million, or 14.0% of net revenue, for the same period in 2001. Excluding results from Rocky Mountain Medical Center for the six months ended March 31, 2001, net revenue and EBITDA were $442.3 million and $68.6 million, respectively, resulting in an EBITDA margin of 15.5% for the prior year period.

     EBITDA for hospital operations, excluding Rocky Mountain Medical Center, was $60.9 million, or 15.4% of net revenue, for the six months ended March 31, 2002, compared to $66.2 million, or 17.0% of net revenue, for the same period in 2001. The decline in the EBITDA margin for hospital operations, excluding the effect of Rocky Mountain Medical Center, was due primarily to lower volume and net revenue in the Arizona market, increases in salaries and employee health insurance costs, supplies expense and professional liability insurance costs as noted above.

     Health Choice, our Medicaid managed health plan, has a significantly lower EBITDA margin than hospital operations. EBITDA for Health Choice was $2.9 million, or 4.2% of net revenue, for the six months ended March 31, 2002, compared to $2.4 million, or 4.6% of net revenue, for the same period in 2001. The 20.8% increase in EBITDA for Health Choice was due to the increase in covered lives, while the decline in EBITDA margin was due to increased costs associated with the incremental lives as noted above.

     Depreciation and amortization expense decreased $6.3 million from $28.0 million for the six months ended March 31, 2001 to $21.7 million for the same period in 2002. Effective October 1, 2001, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which eliminated amortization for goodwill and other intangible assets with indefinite lives, as discussed below. The adoption of this accounting standard was responsible for a $6.0 million decrease in amortization expense for the six months ended March 31, 2002 compared to the same period in 2001.

     Interest expense decreased $5.3 million from $33.8 million for the six months ended March 31, 2001 to $28.5 million for the same period in 2002 due to declines in interest rates during fiscal year 2001 and 2002. Borrowings under our bank credit facility bear interest at variable rates, and the weighted average interest rate of outstanding borrowings under the bank credit facility was approximately 6.6% for the six months ended March 31, 2002 compared to 10.5% for the same period in 2001. The decrease in interest expense due to lower interest rates was partially offset by the expense of additional borrowings of approximately $55.0 million on October 15, 2001 for the acquisition of the land and buildings at two of our facilities in Arizona previously operated under long-term operating leases.

     We recorded no provision for income taxes for the six months ended March 31, 2002 and 2001 due to the use of deferred tax assets that were previously reserved with a valuation allowance.

     We recorded a reversal of preferred stock dividends of $25.3 million during the six months ended March 31, 2001. The preferred stock, which was exchanged for shares of our common stock on the basis of ten common shares for each preferred share in October 2000, was mandatorily redeemable and dividends were payable in shares of our common stock. The preferred stock was exchanged for common stock without benefit to the preferred stockholders of the accrued dividends, therefore, the accrual of dividends was reversed in the first quarter of fiscal 2001. Net earnings attributable to common stockholders after the effect of the preferred stock dividend reversal for the six months ended March 31, 2001 was $26.7 million.

Implementation of New Accounting Pronouncement

     We adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective October 1, 2001. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment tests on an annual basis, or more frequently if certain indicators arise. Other intangible assets will continue to be amortized over their useful lives. We were required to complete our transitional impairment test of existing goodwill by March 31, 2002. We performed the first step of the required transitional impairment tests of goodwill as of October 1, 2001 and, as a result of adopting the Statement, expect to recognize a noncash impairment loss under the new Statement by the fourth quarter of fiscal 2002 of approximately $30 to $40 million based on a discounted cash flow analysis. This loss relates to the impairment of goodwill associated with the Arizona market of the acute care service segment and will be reflected as a cumulative effect of a change in accounting principle at the beginning of fiscal year 2002. Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase to pre-tax net earnings of approximately $11.8 million per year. Excluding the amortization of goodwill, net earnings would have been approximately $8.0 million for the three months ended March 31, 2001 and $7.4 million for the six months ended March 31, 2001.

Asset Revaluation and Closure Costs

Asset Revaluation

     During the year ended September 30, 2001, we closed Rocky Mountain Medical Center and recorded a pre-tax asset revaluation charge of approximately $2.8 million related to the revaluation of net assets in conjunction with their classification as held for sale. At March 31, 2002, Rocky Mountain Medical Center net assets held for sale and expected to be sold no later than September 30, 2002, totaled approximately $22.0 million, net of the asset revaluation allowance. There can be no assurance, however, that we will recover the entire amount or sell the property by September 30, 2002. Net revenue and pre-tax losses from Rocky Mountain Medical Center were $5.6 million and $3.8 million, respectively, for the three months ended March 31, 2001, and $9.7 million and $9.6 million, respectively, for the six months ended March 31, 2001.

Closure Costs

     During the year ended September 30, 2001, we adopted and implemented an exit plan and recorded pre-tax closure charges of approximately $9.1 million with respect to the closure of Rocky Mountain Medical Center. These charges were comprised of approximately $1.5 million in severance and related costs, $3.5 million in facility and lease termination costs, $2.4 million in contract termination costs and $1.7 million in legal and other exit costs. This closure plan included the involuntary termination of approximately 200 hospital and business office personnel, which was completed by September 30, 2001. During the three months ended March 31, 2002, we paid a total of $800,000 in closure costs, including approximately $400,000 in facility and lease termination costs, $100,000 in contract termination costs and $300,000 in legal and other exit costs related to the closure of Rocky Mountain Medical Center. During the six months ended March 31, 2002, we paid a total of $1.9 million in closure costs, including approximately $200,000 in severance and related costs, $800,000 in facility and lease termination costs, $300,000 in contract termination costs and $600,000 in legal and other exit costs related to the closure of Rocky Mountain Medical Center. At March 31, 2002, accrued closure costs totaled approximately $3.7 million and consisted of approximately $100,000 in severance and related costs, $2.0 million in facility and lease termination costs, $300,000 in contract termination costs and $1.3 million in legal and other exit costs.

Liquidity and Capital Resources

     At March 31, 2002, we had $64.8 million in working capital, compared to $69.6 million at September 30, 2001, a decrease of $4.8 million. We generated cash from operating activities of $27.3 million during the six months ended March 31, 2002, compared to $2.4 million during the six months ended March 31, 2001. During the six months ended March 31, 2002, the decrease in working capital was due primarily to the growth in the current portion of long-term debt as a result of the timing of principal repayments. Net accounts receivable increased $7.1 million from $147.8 million at September 30, 2001 to $154.9 million at March 31, 2002, and amounted to approximately 71 days of net revenue outstanding at March 31, 2002 compared to 70 days at September 30, 2001. The fiscal intermediaries have been unable to provide data necessary to complete cost reports for periods after the August 1, 2000 implementation date of the outpatient prospective payment system, resulting in industry-wide extensions of the due dates for filing cost reports for such periods. These delays have caused our Medicare settlement receivables to increase from approximately $3.0 million at September 30, 2000 to approximately $12.5 million at September 30, 2001 and to approximately $14.0 million at March 31, 2002. Excluding Medicare settlement receivables, our days of net revenue outstanding at March 31, 2002 were 65 compared to 64 days at September 30, 2001. Prepaid expenses and other current assets increased $6.2 million from $15.5 million at September 30, 2001 to $21.7 million at March 31, 2002 due in part to a prepaid information systems maintenance contract.

     Investing activities used $71.7 million during the six months ended March 31, 2002. Capital expenditures for the six months ended March 31, 2002, were approximately $71.4 million, including $55.3 million for the acquisition of the land and buildings at two of our facilities previously operated under long-term leases and $6.9 million for renovation and expansion at two of our hospitals. We have budgeted capital expenditures for the remainder of fiscal year 2002 of approximately $24 million to $29 million, including $11 million for renovation and expansion at our facilities and $13 million to $18 million for new equipment at our facilities. The capital expenditures budget for fiscal year 2002 is based upon our analysis of various factors, many of which are beyond our control, and we cannot assure you that our capital expenditures will not significantly exceed budgeted amounts.

     Financing activities during the six months ended March 31, 2002, provided net cash of $38.3 million due primarily to borrowings of $30.0 million under a new incremental senior secured term loan and borrowings under our revolving credit facility for the acquisition of the land and buildings at two of our facilities previously operated under long-term leases for an aggregate purchase price of approximately $55.3 million. During the six months ended March 31, 2002, we borrowed $120.3 million pursuant to the terms of our bank credit facility, repaid $6.4 million in outstanding borrowings pursuant to the terms of our bank credit facility and capital lease obligations and made voluntary prepayments of $73.3 million pursuant to the terms of our revolving credit facility. During the next twelve months, we are required to repay $25.9 million under our bank credit facility. During the six months ended March 31, 2002, we received proceeds of approximately $200,000 from the issuance of 23,334 shares of common stock to David R. White, our President and Chief Executive Officer.

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

     At March 31, 2002, amounts outstanding under the tranche A, tranche B and incremental term loans were $68.8 million, $244.4 million and $30.0 million, respectively, and we had $17.0 million outstanding under our revolving credit facility. The revolving credit facility includes a $75.0 million sub-limit for letters of credit that may be issued by us and, at March 31, 2002, we had issued $31.2 million in letters of credit. The loans under the bank credit facility bear interest at variable rates at specified margins above either the agent bank’s alternate base rate or its reserve-adjusted Eurodollar rate. The weighted average interest rate of outstanding borrowings under the bank credit facility was approximately 6.6% for the six months ended March 31, 2002. On October 15, 2001, we acquired the land and buildings at two of our facilities previously operated under long-term leases for an aggregate purchase price of approximately $55.3 million. The acquisition will eliminate $7.4 million in rent expense in fiscal year 2002. The purchase price was financed by the $30.0 million new incremental senior secured term loan and borrowings under our revolving credit facility. At May 14, 2002, we had drawn $27.0 million under our revolving credit facility and had issued $31.2 million in letters of credit, resulting in remaining availability under the revolving credit facility of $66.8 million.

     On October 13, 1999, we issued $230.0 million of 13% senior subordinated notes due 2009. On May 25, 2000, we exchanged all of our outstanding 13% senior subordinated notes due 2009 for 13% senior subordinated exchange notes due 2009 that have been registered under the Securities Act of 1933, as amended. The notes are unsecured obligations and are subordinated in right of payment to all of our existing and future senior indebtedness. If a change in control occurs, as defined in the indenture, each holder of the notes will have the right to require us to repurchase all or any part of that holder’s notes in cash at 101% of the aggregate principal amount of notes repurchased plus accrued and unpaid interest to the date of purchase. Except with respect to a change of control, we are not required to make mandatory redemption or sinking fund payments with respect to the notes. At March 31, 2002, all of the subsidiaries fully and unconditionally guaranteed the notes on a joint and several basis. The indenture for the notes contains certain covenants, including but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, dividends and our ability to merge or consolidate.

     Our liquidity and capital resources have been negatively affected by Rocky Mountain Medical Center, which was closed on June 2, 2001. During the six months ended March 31, 2002, we paid a total of $1.9 million in costs related to the closure of Rocky Mountain Medical Center.

     As of March 31, 2002, we provided performance guaranties in the form of a surety bond in the amount of $9.4 million and a letter of credit in the amount of $11.2 million for the benefit of the Arizona Health Care Cost Containment System to support our obligations under the Health Choice contract to provide and pay for healthcare services. The amount of the performance guaranty that the Arizona Health Care Cost Containment System requires is based upon the membership in the plan and the related capitation paid to us.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     During the six months ended March 31, 2002, there were no material changes to our quantitative and qualitative disclosures about the market risk associated with financial instruments as described in our Annual Report on Form 10-K for the year ended September 30, 2001. At March 31, 2002, the fair market value of our outstanding senior subordinated exchange notes was $230.0 million, based upon quoted market prices as of that date.

PART II

OTHER INFORMATION

Item 1.   Legal Proceedings

We are involved in other litigation and proceedings in the ordinary course of our business. We do not believe the outcome of any such litigation will have a material adverse effect upon our business, financial condition or results of operations. Additionally, in the ordinary course of business and like others in the healthcare industry, we receive inquiries and subpoenas from state and federal regulators and fiscal intermediaries regarding various issues, including those relating to Medicare and Medicaid programs. We review such inquiries and subpoenas and take appropriate action. We are not aware of any proceedings currently contemplated against us.

Item 6.   Exhibits and Reports on Form 8-K

(a)	List of Exhibits:

	10.1	Amendment No. 18 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona

	99.1	Odessa Regional Hospital, LP Financial Statements

(b)	Reports on Form 8-K:

On February 4, 2002, the Company filed a Current Report on Form 8-K to report that it had issued a press release announcing the date of the online web simulcast of its fiscal first quarter 2002 earnings conference call.

On February 11, 2002, the Company filed a Current Report on Form 8-K to report that it had issued a press release announcing its earnings for the fiscal first quarter ended December 31, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IASIS HEALTHCARE CORPORATION

Date: May 15, 2002	By: /s/ W. Carl Whitmer

W. Carl Whitmer, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment No. 18 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona

99.1	Odessa Regional Hospital, LP Unaudited Financial Statements