Form 10-Q
period 2002-06-30
IASIS HEALTHCARE CORP
filed 2002-08-14
CIK 1073615

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

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
if Changed Since Last Report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

     As of August 12, 2002, 31,955,863 shares of the Registrant’s Common Stock were outstanding.

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
PART II
OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
Amendment No.17 to Contract
Amended and Restated Pioneer Hospital Lease
Odessa Regional Hospital, LP Unaudited Financials

PART I.	FINANCIAL INFORMATION		1
	Item 1.	Financial Statements:
		Condensed and Consolidated Balance Sheets at June 30, 2002 (Unaudited) and September 30, 2001	1
		Condensed and Consolidated Statements of Operations (Unaudited) — Three Months Ended June 30, 2002 and 2001 and Nine Months Ended June 30, 2002 and 2001	2
		Condensed and Consolidated Statements of Cash Flows (Unaudited) — Nine Months Ended June 30, 2002 and 2001	3
		Notes to Unaudited Condensed and Consolidated Financial Statements	4
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
PART II.	OTHER INFORMATION
	Item 6.	Exhibits and Reports on Form 8-K	28

PART I
FINANCIAL INFORMATION

Item 1.   Financial Statements

IASIS HEALTHCARE CORPORATION
CONDENSED AND CONSOLIDATED BALANCE SHEETS
(In thousands except share amounts)

	(Unaudited)
	June 30,	September 30,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$—	$6,056
Accounts receivable, net of allowance for doubtful accounts of $30,271 and $25,945, respectively	155,464	147,810
Inventories	23,444	21,891
Prepaid expenses and other current assets	21,228	15,454
Assets held for sale	22,377	25,106

Total current assets	222,513	216,317
Property and equipment, net	392,609	335,037
Goodwill, net	292,039	292,060
Deferred debt financing costs, net	18,902	19,768
Other assets	3,546	3,127

Total assets	$929,609	$866,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,073	$48,062
Salaries and benefits payable	16,025	16,806
Accrued interest payable	10,307	18,297
Medical claims payable	28,066	21,871
Other accrued expenses and other current liabilities	19,953	21,647
Current portion of accrued loss on discontinued operations	244	396
Current portion of long-term debt and capital lease obligations	28,410	19,603

Total current liabilities	150,078	146,682
Long-term debt and capital lease obligations, net of current portion	566,165	530,574
Other long-term liabilities	20,386	18,380
Minority interest	4,706	4,379

Total liabilities	741,335	700,015

Stockholders’ equity:
Common stock — $0.01 par value, authorized 100,000,000 shares; 31,984,779 shares issued and 31,955,863 shares outstanding at June 30, 2002; 31,961,445 shares issued and 31,932,529 shares outstanding at September 30, 2001	320	320
Additional paid-in capital	450,718	450,496
Treasury stock, at cost, 16,306,541 shares at June 30, 2002 and September 30, 2001	(155,300)	(155,300)
Accumulated deficit	(107,464)	(129,222)

Total stockholders’ equity	188,274	166,294

Total liabilities and stockholders’ equity	$929,609	$866,309

See accompanying notes.

IASIS HEALTHCARE CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net revenue	$239,898	$216,975	$705,203	$668,963
Costs and expenses:
Salaries and benefits	81,057	79,205	239,102	237,520
Supplies	32,617	34,810	98,615	100,397
Other operating expenses	74,093	67,215	217,255	195,363
Provision for bad debts	18,503	18,578	52,868	55,148
Interest, net	13,356	15,726	41,895	49,583
Depreciation and amortization	11,283	12,372	32,951	40,339
Provision for asset revaluation, closure and other costs	—	16,612	—	16,612

Total costs and expenses	230,909	244,518	682,686	694,962

Earnings (loss) from continuing operations before minority interests and income taxes	8,989	(27,543)	22,517	(25,999)
Minority interests	235	156	759	329

Earnings (loss) from continuing operations before income taxes	8,754	(27,699)	21,758	(26,328)
Income tax expense	—	—	—	—

Net earnings (loss) from continuing operations	8,754	(27,699)	21,758	(26,328)
Discontinued operations:
Reversal of excess loss accrual for discontinued physician practice operations	—	(1,000)	—	(1,000)

Net earnings (loss)	8,754	(26,699)	21,758	(25,328)
Preferred stock dividends reversed	—	—	—	(25,348)

Net earnings (loss) attributable to common stockholders	$8,754	$(26,699)	$21,758	$20

See accompanying notes.

IASIS HEALTHCARE CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended
	June 30,

	2002	2001

Cash flows from operating activities:
Net earnings (loss)	$21,758	$(25,328)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	32,951	40,339
Minority interests	759	329
Loss (gain) on sale of property and equipment	7	(52)
Reversal of excess loss accrual for discontinued operations	—	(1,000)
Provision for asset revaluation and closure costs	—	11,900
Changes in operating assets and liabilities, net of the effect of dispositions:
Accounts receivable	(7,439)	(5,905)
Inventories, prepaid expenses and other current assets	(7,493)	(4,068)
Accounts payable and other accrued liabilities	(1,161)	7,841
Accrued loss on discontinued operations	(491)	(2,772)

Net cash provided by operating activities	38,891	21,284

Cash flows from investing activities:
Purchases of property and equipment	(84,687)	(29,269)
Proceeds from sale of property and equipment	149	536
Payments for dispositions, net	—	(101)
Change in other assets	(535)	4

Net cash used in investing activities	(85,073)	(28,830)

Cash flows from financing activities:
Proceeds from issuance of common stock	222	1,900
Proceeds from senior bank debt borrowings	160,600	124,000
Payment of debt and capital leases	(117,916)	(115,428)
Debt financing costs incurred	(2,347)	—
Other	(433)	1,697

Net cash provided by financing activities	40,126	12,169

Increase (decrease) in cash and cash equivalents	(6,056)	4,623
Cash and cash equivalents at beginning of the period	6,056	—

Cash and cash equivalents at end of the period	$—	$4,623

Supplemental disclosure of cash flow information:
Cash paid for interest	$49,986	$58,080

Cash paid (refunded) for income taxes, net	$(1,835)	$2,262

Supplemental schedule of investing activities:
Effects of dispositions, net:
Assets disposed of, net of cash	$—	$853
Liabilities paid	—	(679)
Repurchase of common stock	—	(275)

Payments for dispositions, net	$—	$(101)

Supplemental schedule of noncash investing and financing activities:
Capital lease obligations incurred to acquire equipment	$1,714	$667

Exchange of preferred stock for common stock	$—	$189,278

See accompanying notes.

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
FINANCIAL STATEMENTS

1. Basis of Presentation

     The unaudited condensed and consolidated financial statements include the accounts of IASIS Healthcare Corporation (“IASIS” or the “Company”) and all subsidiaries and entities under common control of the Company and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The balance sheet at September 30, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated and combined financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

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

     IASIS operates networks of medium-sized hospitals in high-growth urban and suburban markets. At June 30, 2002, the Company owned or leased 14 hospitals with a total of 2,096 beds in service. The Company’s hospitals are located in four regions:

•	Salt Lake City, Utah;
•	Phoenix, Arizona;
•	Tampa-St. Petersburg, Florida; and
•	four cities in the state of Texas, including San Antonio.

     The Company also operates five ambulatory surgery centers and a Medicaid managed health plan in Phoenix called Health Choice, serving over 56,500 members at June 30, 2002.

2. Long-Term Debt and Capital Lease Obligations

     Long-term debt and capital lease obligations consist of the following (in thousands):

	June 30,	September 30,
	2002	2001

Bank facilities	$362,250	$319,375
Senior subordinated notes	230,000	230,000
Capital lease obligations	2,325	802

	594,575	550,177
Less current maturities	28,410	19,603

	$566,165	$530,574

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

     At June 30, 2002, amounts outstanding under the tranche A, tranche B and incremental term loans were approximately $65.0 million, $243.8 million and $30.0 million, respectively. At June 30, 2002, the Company had drawn $23.5 million under the revolving credit facility and had issued approximately $31.2 million in letters of credit, resulting in remaining availability under the revolving credit facility of approximately $70.3 million. The revolving credit facility includes a $75.0 million sub-limit for letters of credit that may be issued by the Company. Repayments under the term loans are due in quarterly installments. In addition, the loans under the Bank Facilities are subject to mandatory prepayment under specific circumstances, including from a portion of excess cash flow and the net proceeds of specified casualty events, asset sales and debt issuances, each subject to various exceptions. The loans under the Bank Facilities bear interest at variable rates at specified margins above either the agent bank’s alternate base rate or its reserve-adjusted Eurodollar rate. The weighted average interest rate on outstanding borrowings under the Bank Facilities was approximately 6.5% for the nine months ended June 30, 2002. The Company also pays a commitment fee equal to 0.5% of the average daily amount available under the revolving credit facility.

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

     Except with respect to a change of control, the Company is not required to make mandatory redemption or sinking fund payments with respect to the Notes. The Notes are guaranteed, jointly and severally, by all of the Company’s subsidiaries (“Subsidiary Guarantors”). The Company is a holding company with no independent assets or operations apart from its ownership of the Subsidiary Guarantors. At June 30, 2002, all of the Subsidiary Guarantors fully and unconditionally guaranteed the Notes and, with the exception of Odessa Regional Hospital, LP, all were 100% owned by the Company. The indenture for the Notes contains certain covenants, including but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, dividends and the Company’s ability to merge or consolidate.

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

Professional, General and Workers Compensation Liability Risks

     The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment and personal injuries. To cover these types of claims, the Company maintains general liability and professional liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. Plaintiffs may request punitive or other damages that may not be covered by insurance. Current insurance industry trends suggest that premium costs and self-insured retentions for general liability and professional liability insurance will continue to increase at a significant rate for healthcare providers in general in order to maintain commercial insurance coverage with reasonable terms and conditions. While these trends will have a negative effect on the cost of the Company’s overall insurance program, currently the Company is actively marketing its insurance program for renewal to commence at the beginning of its next fiscal year and does not expect these changes to have a material adverse effect on the Company’s business, financial condition or results of operation. The Company expenses an actuarially determined estimate of the cost it expects to incur under the self-insured retention exposure for professional liability claims. The Company is currently not a party to any such proceedings that, in the Company’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations.

     The Company is subject to claims and legal actions in the ordinary course of business relative to workers compensation and other labor and employment matters. To cover these types of claims, the Company maintains

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

workers compensation insurance coverage with a self-insured retention. The Company accrues costs of workers compensation claims based upon estimates derived from its claims experience.

Health Choice

     Health Choice operates under a capitated contract whereby the plan provides healthcare services in exchange for fixed periodic and supplemental payments from Arizona Health Care Cost Containment System (“AHCCCS”). These services are provided regardless of the actual costs incurred to provide these services. The Company receives reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds. The Company believes the capitated payments, together with reinsurance and other supplemental payments, are sufficient to pay for the services Health Choice is obligated to deliver. As of June 30, 2002, the Company has provided performance guaranties in the form of a surety bond in the amount of $9.4 million and a letter of credit in the amount of $11.2 million for the benefit of AHCCCS to support its obligations under the Health Choice contract to provide and pay for the healthcare services.

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

5. Discontinued Operations

     During the fourth quarter of fiscal 2000, the Company implemented plans to sell its physician practice operations and close related practice support offices, resulting in an estimated loss on sale and closure of $7.4 million in the fiscal year ended September 30, 2000. During the fiscal year ended September 30, 2001, $1.0 million of previously recorded loss accruals were reversed due to discontinuing these operations at costs that were less than previously estimated. During the three months ended December 31, 2001, the Company completed its exit activities related to this business. At June 30, 2002, the remaining accrual for estimated loss on sale and closure was approximately $2.5 million and consisted primarily of lease termination costs.

6. Goodwill and Intangible Assets

     The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, effective October 1, 2001. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment tests on an annual basis, or more frequently if certain indicators arise. Other intangible assets will continue to be amortized over their useful lives. The Company has performed the first step of the required transitional impairment tests of goodwill as of October 1, 2001 and, as a result of adopting the Statement, expects to recognize a noncash impairment loss under the new Statement by the fourth quarter of fiscal 2002 of approximately $30 to $40 million based on a discounted cash flow analysis. This loss relates to the impairment of goodwill associated with the Arizona market included in the acute

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

care service segment and will be reflected as a cumulative effect of a change in accounting principle at the beginning of fiscal year 2002. Prior to adoption of the Statement in fiscal year 2002, the Company’s policy for measuring goodwill impairment was based on an undiscounted cash flow analysis at the facility level, which did not result in an indicated impairment at September 30, 2001.

     Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase to pre-tax net earnings of approximately $11.8 million per year. For the three months and nine months ended June 30, 2001, excluding amortization of goodwill of approximately $2.9 million and $9.0 million, respectively, the net loss would have been $23.8 million and $16.3 million, respectively. Amortization expense on other intangible assets was approximately $26,000 and $137,000 for the three months and nine months ended June 30, 2002, respectively, and $18,000 for each of the three months and nine months ended June 30, 2001.

7. Asset Revaluation and Closure Costs

     During the year ended September 30, 2001, the Company recorded $11.9 million of pre-tax charges relating to asset revaluation and closure expenses of Rocky Mountain Medical Center, which was closed on June 2, 2001. Approximately $2.8 million of these charges related to the revaluation of Rocky Mountain Medical Center net assets in conjunction with their classification as held for sale. At June 30, 2002, Rocky Mountain Medical Center net assets held for sale and expected to be sold within the next 12 months, consisted of property and equipment and totaled approximately $22.0 million, net of the asset revaluation allowance.

     The remaining $9.1 million charge related to the adoption and implementation of an exit plan with respect to the closure of Rocky Mountain Medical Center. This closure plan included the involuntary termination of approximately 200 hospital and business office personnel, which was completed by September 30, 2001. At June 30, 2002, accrued closure costs totaled approximately $3.1 million. The following table summarizes the closure costs payment activity for the nine months ended June 30, 2002 (in thousands):

		Facility and
		Lease
	Severance and	Termination	Contract	Legal and Other
	Related Costs	Costs	Termination Costs	Exit Costs	Total

Balances at September 30, 2001	$266	$2,749	$1,968	$658	$5,641
Payments	(155)	(1,131)	(426)	(804)	(2,516)
Re-allocation of charge	(100)	—	(1,300)	1,400	—

Balances at June 30, 2002	$11	$1,618	$242	$1,254	$3,125

     Excluding the asset revaluation and closure charges, net revenue and pre-tax losses from Rocky Mountain Medical Center were $3.2 million and $5.1 million, respectively, for the three months ended June 30, 2001 and $12.9 million and $14.7 million, respectively, for the nine months ended June 30, 2001.

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

8. Segment Information

     The Company’s acute care hospitals and related healthcare businesses are similar in their activities and the economic environments in which they operate (i.e., urban and suburban markets). Accordingly, the Company’s reportable operating segments consist of (1) acute care hospitals and related healthcare businesses, collectively, and (2) its Medicaid managed health plan, Health Choice and a related entity (collectively referred to as Health Choice). The following is a financial summary by business segment for the periods indicated:

	Three Months		Nine Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

	(in thousands)
Acute Care Service:
Net revenue(1)	$206,763	$190,918	$606,054	$594,340
Revenue between segments	(1,550)	(1,908)	(4,394)	(6,000)

Net revenue	205,213	189,010	601,660	588,340
Salaries and benefits	79,678	78,157	235,213	234,112
Supplies	32,529	34,762	98,330	100,112
Other operating expenses (2)	43,092	41,107	122,991	121,563
Provision for bad debts	18,503	18,578	52,868	55,148

EBITDA (3)	31,411	16,406	92,258	77,405
Interest expense, net	13,356	15,770	41,943	49,627
Depreciation and amortization	11,253	12,308	32,865	40,156

Earnings (loss) from continuing operations before minority interests and income taxes (2)	6,802	(11,672)	17,450	(12,378)
Provision for asset revaluation, closure and other costs	—	16,612	—	16,612
Minority interests	235	156	759	329

Earnings (loss) from continuing operations before income taxes	$6,567	$(28,440)	$16,691	$(29,319)

Segment assets	$906,972	$868,052	$906,972	$868,052

Health Choice:
Capitation premiums and other payments	$34,685	$27,965	$103,543	$80,623
Revenue between segments	—	—	—	—

Net revenue	34,685	27,965	103,543	80,623
Salaries and benefits	1,379	1,048	3,889	3,408
Supplies	88	48	285	285
Other operating expenses	31,001	26,108	94,264	73,800
Provision for bad debts	—	—	—	—

EBITDA (3)	2,217	761	5,105	3,130
Interest income	—	(44)	(48)	(44)
Depreciation and amortization	30	64	86	183

Earnings from operations before minority interests and income taxes	2,187	741	5,067	2,991
Minority interests	—	—	—	—

Earnings from operations before income taxes	$2,187	$741	$5,067	$2,991

Segment assets	$22,602	$9,535	$22,602	$9,535

(1)	Includes $6.35 million in managed care valuation allowances for the three months and nine months ended June 30, 2001.

(2)	Excludes provision for asset revaluation, closure and other costs.

(3)	EBITDA represents earnings from continuing operations before interest expense, minority interests, income taxes, provision for asset revaluation, closure and other costs and depreciation and amortization.

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

9. Supplemental Condensed Consolidating Financial Information

     The Notes described in Note 2 are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s Subsidiary Guarantors.

     A summarized condensed consolidating balance sheet at June 30, 2002, condensed consolidating statements of operations for the three months and nine months ended June 30, 2002 and 2001 and condensed consolidating statements of cash flows for the nine months ended June 30, 2002 and 2001 for the Company, segregating the parent company issuer, the combined 100% owned Subsidiary Guarantors, the non-100% owned Subsidiary Guarantor and eliminations, are found below. Separate unaudited financial statements of the non-100% owned Subsidiary Guarantor, Odessa Regional Hospital, LP (“Odessa”), are included as Exhibit 99.1 to the Company’s filing on Form 10-Q. On February 1, 2001, Odessa sold 11.2% of its limited partner units, which reduced the Company’s ownership accordingly. However, Odessa’s guaranty continues to be full and unconditional with respect to the Notes.

IASIS Healthcare Corporation
Condensed Consolidating Balance Sheet (unaudited)
June 30, 2002
(in thousands)

		Subsidiary Guarantors

		100%			Condensed
	Parent Issuer	Owned	Non-100% Owned	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$—
Accounts receivable, net	—	146,018	9,446	—	155,464
Inventories	—	21,972	1,472	—	23,444
Prepaid expenses and other current assets	—	20,314	914	—	21,228
Assets held for sale	—	22,377	—	—	22,377

Total current assets	—	210,681	11,832	—	222,513
Property and equipment, net	—	370,326	22,283	—	392,609
Net investment in and advances to subsidiaries	879,393	(845,725)	(500)	(33,168)	—
Goodwill, net	—	263,212	28,827	—	292,039
Deferred debt financing costs, net	18,902	—	—	—	18,902
Other assets	—	3,517	29	—	3,546

Total assets	$898,295	$2,011	$62,471	$(33,168)	$929,609

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$--	$45,237	$1,836	$—	$47,073
Salaries and benefits payable	—	15,285	740	—	16,025
Accrued interest payable	10,307	—	—	—	10,307
Medical claims payable	—	28,066	—	—	28,066
Other accrued expenses and other current liabilities	—	19,788	165	—	19,953
Current portion of accrued loss on discontinued operations	—	244	—	—	244
Current portion of long-term debt and capital lease obligations	27,885	525	—	—	28,410

Total current liabilities	38,192	109,145	2,741	—	150,078
Long-term debt and capital lease obligations, net of current portion	564,365	1,800	33,168	(33,168)	566,165
Other long-term liabilities	—	20,386	—	—	20,386
Minority interest	—	4,706	—	—	4,706

Total liabilities	602,557	136,037	35,909	(33,168)	741,335
Stockholders’ equity	295,738	(134,026)	26,562	—	188,274

Total liabilities and stockholders’ equity	$898,295	$2,011	$62,471	$(33,168)	$929,609

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

IASIS Healthcare Corporation
Condensed Consolidating Statement of Operations
for the Three Months Ended June 30, 2002 (unaudited)
(in thousands)

		Subsidiary Guarantors

		100%	Non-100%		Condensed
	Parent Issuer	Owned	Owned	Eliminations	Consolidated

Net revenue	$—	$227,693	$12,448	$(243)	$239,898
Costs and expenses:
Salaries and benefits	—	76,534	4,523	—	81,057
Supplies	—	31,289	1,328	—	32,617
Other operating expenses	—	71,979	2,114	—	74,093
Provision for bad debts	—	17,323	1,180	—	18,503
Interest, net	13,680	159	598	(1,081)	13,356
Depreciation and amortization	1,083	9,848	352	—	11,283
Management fees	—	—	243	(243)	—
Equity in earnings of affiliates	(22,436)	—	—	22,436	—

Total costs and expenses	(7,673)	207,132	10,338	21,112	230,909

Earnings (loss) from operations before minority interests and income taxes	7,673	20,561	2,110	(21,355)	8,989
Minority interests	—	235	—	—	235

Earnings (loss) from operations before income taxes	7,673	20,326	2,110	(21,355)	8,754
Income tax expense	—	—	—	—	—

Net earnings (loss)	$7,673	$20,326	$2,110	$(21,355)	$8,754

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

IASIS Healthcare Corporation
Condensed Consolidating Statement of Operations
for the Three Months Ended June 30, 2001 (unaudited)
(in thousands)

		Subsidiary Guarantors

		100%	Non-100%		Condensed
	Parent Issuer	Owned	Owned	Eliminations	Consolidated

Net revenue	$—	$207,107	$10,019	$(151)	$216,975
Costs and expenses:
Salaries and benefits	—	75,425	3,780	—	79,205
Supplies	—	33,564	1,246	—	34,810
Other operating expenses	—	65,662	1,553	—	67,215
Provision for bad debts	—	17,781	797	—	18,578
Interest, net	15,602	124	413	(413)	15,726
Depreciation and amortization	932	10,823	617	—	12,372
Provision for asset revaluation, closure and other costs	—	16,612	—	—	16,612
Management fees	—	—	151	(151)	—
Equity in earnings of affiliates	10,578	—	—	(10,578)	—

Total costs and expenses	27,112	219,991	8,557	(11,142)	244,518

Earnings (loss) from continuing operations before minority interests and income taxes	(27,112)	(12,884)	1,462	10,991	(27,543)
Minority interests	—	156	—	—	156

Earnings (loss) from continuing operations before income taxes	(27,112)	(13,040)	1,462	10,991	(27,699)
Income tax expense	—	—	—	—	—

Net earnings (loss) from continuing operations	(27,112)	(13,040)	1,462	10,991	(27,699)
Discontinued operations:
Reversal of excess loss accrual for discontinued physician practice operations	—	(1,000)	—	—	(1,000)

Net earnings (loss)	$(27,112)	$(12,040)	$1,462	$10,991	$(26,699)

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

IASIS Healthcare Corporation
Condensed Consolidating Statement of Operations
for the Nine Months Ended June 30, 2002 (unaudited)
(in thousands)

		Subsidiary Guarantors

		100%	Non-100%		Condensed
	Parent Issuer	Owned	Owned	Eliminations	Consolidated

Net revenue	$—	$670,435	$35,461	$(693)	$705,203
Costs and expenses:
Salaries and benefits	—	226,848	12,254	—	239,102
Supplies	—	94,985	3,630	—	98,615
Other operating expenses	—	211,275	5,980	—	217,255
Provision for bad debts	—	49,712	3,156	—	52,868
Interest, net	41,919	459	2,768	(3,251)	41,895
Depreciation and amortization	3,213	28,691	1,047	—	32,951
Management fees	—	—	693	(693)	—
Equity in earnings of affiliates	(63,639)	—	—	63,639	—

Total costs and expenses	(18,507)	611,970	29,528	59,695	682,686

Earnings (loss) from operations before minority interests and income taxes	18,507	58,465	5,933	(60,388)	22,517
Minority interests	—	759	—	—	759

Earnings (loss) from operations before income taxes	18,507	57,706	5,933	(60,388)	21,758
Income tax expense	—	—	—	—	—

Net earnings (loss)	$18,507	$57,706	$5,933	$(60,388)	$21,758

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

IASIS Healthcare Corporation
Condensed Consolidating Statement of Operations
for the Nine Months Ended June 30, 2001 (unaudited)
(in thousands)

		Subsidiary Guarantors

		100%	Non-100%		Condensed
	Parent Issuer	Owned	Owned	Eliminations	Consolidated

Net revenue	$—	$640,241	$29,381	$(659)	$668,963
Costs and expenses:
Salaries and benefits	—	226,167	11,353	—	237,520
Supplies	—	96,494	3,903	—	100,397
Other operating expenses	—	190,968	4,395	—	195,363
Provision for bad debts	—	52,787	2,361	—	55,148
Interest, net	49,297	286	3,143	(3,143)	49,583
Depreciation and amortization	2,769	35,847	1,723	—	40,339
Provision for asset revaluation, closure and other costs	—	16,612	—	—	16,612
Management fees	—	—	659	(659)	—
Equity in earnings of affiliates	(23,595)	—	—	23,595	—

Total costs and expenses	28,471	619,161	27,537	19,793	694,962

Earnings (loss) from continuing operations before minority interests and income taxes	(28,471)	21,080	1,844	(20,452)	(25,999)
Minority interests	—	329	—	—	329

Earnings (loss) from continuing operations before income taxes	(28,471)	20,751	1,844	(20,452)	(26,328)
Income tax expense	—	—	—	—	—

Net earnings (loss) from continuing operations	(28,471)	20,751	1,844	(20,452)	(26,328)
Discontinued operations:
Reversal of excess loss accrual for discontinued physician practice operations	—	(1,000)	—	—	(1,000)

Net earnings (loss)	(28,471)	21,751	1,844	(20,452)	(25,328)
Preferred stock dividends reversed	(25,348)	—	—	—	(25,348)

Net earnings (loss) due to common stockholders	$(3,123)	$21,751	$1,844	$(20,452)	$20

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

IASIS Healthcare Corporation
Condensed Consolidating Statement of Cash Flows
for the Nine Months Ended June 30, 2002 (unaudited)
(in thousands)

		Subsidiary Guarantors

		100%	Non-100%		Condensed
	Parent Issuer	Owned	Owned	Eliminations	Consolidated

Cash flows from operating activities
Net earnings (loss)	$18,507	$57,706	$5,933	$(60,388)	$21,758
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,213	28,691	1,047	—	32,951
Minority interests	—	759	—	—	759
Loss on sale of property and equipment	—	7	—	—	7
Equity in earnings of affiliates	(63,639)	—	—	63,639	—
Changes in operating assets and liabilities:
Accounts receivable	—	(6,607)	(832)	—	(7,439)
Inventories, prepaid expenses and other current assets	—	(6,682)	(811)	—	(7,493)
Accounts payable and other accrued liabilities	(7,989)	7,423	(595)	—	(1,161)
Accrued loss on discontinued operations	—	(491)	—	—	(491)

Net cash provided by (used in) operating activities	(49,908)	80,806	4,742	3,251	38,891

Cash flows from investing activities
Purchases of property and equipment	—	(76,787)	(7,900)	—	(84,687)
Proceeds from sale of property and equipment	—	149	—	—	149
Change in other assets	—	(506)	(29)	—	(535)

Net cash used in investing activities	—	(77,144)	(7,929)	—	(85,073)

Cash flows from financing activities
Proceeds from issuance of common stock	222	—	—	—	222
Proceeds from senior bank debt borrowings	160,600	—	—	—	160,600
Payment of debt and capital leases	(117,725)	(191)	—	—	(117,916)
Change in intercompany balances with affiliates, net	9,158	(9,346)	3,439	(3,251)	—
Debt financing costs incurred	(2,347)	—	—	—	(2,347)
Other	—	(181)	(252)	—	(433)

Net cash provided by (used in) financing activities	49,908	(9,718)	3,187	(3,251)	40,126

Decrease in cash and cash equivalents	—	(6,056)	—	—	(6,056)
Cash and cash equivalents at beginning of period	—	6,056	—	—	6,056

Cash and cash equivalents at end of period	$—	$—	$—	$—	$—

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

IASIS Healthcare Corporation
Condensed Consolidating Statement of Cash Flows
for the Nine Months Ended June 30, 2001 (unaudited)
(in thousands)

		Subsidiary Guarantors

		100%	Non-100%		Condensed
	Parent Issuer	Owned	Owned	Eliminations	Consolidated

Cash flows from operating activities
Net earnings (loss)	$(28,471)	$21,751	$1,844	$(20,452)	$(25,328)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,769	35,847	1,723	—	40,339
Minority interests	—	329	—	—	329
Gain on sale of property and equipment	—	(52)	—	—	(52)
Equity in earnings of affiliates	(23,595)	—	—	23,595	—
Provision for asset revaluation and closure costs	—	11,900	—	—	11,900
Reversal of excess loss accrual for discontinued operations	—	(1,000)	—	—	(1,000)
Changes in operating assets and liabilities:
Accounts receivable	—	(2,193)	(3,712)	—	(5,905)
Inventories, prepaid expenses and other current assets	—	(4,222)	154	—	(4,068)
Accounts payable and other accrued liabilities	(8,642)	15,526	957	—	7,841
Accrued loss on discontinued operations	—	(2,772)	—	—	(2,772)

Net cash provided by (used in) operating activities	(57,939)	75,114	966	3,143	21,284

Cash flows from investing activities
Purchases of property and equipment	—	(26,898)	(2,371)	—	(29,269)
Proceeds from sale of property and equipment	—	536	—	—	536
Payments for dispositions, net	—	(101)	—	—	(101)
Change in other assets	—	(10)	14	—	4

Net cash used in investing activities	—	(26,473)	(2,357)	—	(28,830)

Cash flows from financing activities
Proceeds from issuance of common stock	1,900	—	—	—	1,900
Proceeds from senior bank debt borrowings	124,000	—	—	—	124,000
Payment of debt and capital leases	(114,918)	(510)	—	—	(115,428)
Change in intercompany balances with affiliates, net	46,957	(43,130)	(684)	(3,143)	—
Other	—	(378)	2,075	—	1,697

Net cash provided by (used in) financing activities	57,939	(44,018)	1,391	(3,143)	12,169

Increase in cash and cash equivalents	—	4,623	—	—	4,623
Cash and cash equivalents at beginning of period	—	—	—	—	—

Cash and cash equivalents at end of period	$—	$4,623	$—	$—	$4,623

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed and consolidated financial statements, the notes to our unaudited condensed and consolidated financial statements and the other financial information appearing elsewhere in this report. Data for the three months and nine months ended June 30, 2002 and 2001 has been derived from our unaudited condensed and consolidated financial statements.

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

General

     We are an owner and operator of acute care hospitals that develops and operates networks of medium-sized hospitals in high-growth urban and suburban markets. We operate our hospitals with a strong community focus by offering and developing healthcare services to meet the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans. At June 30, 2002, we owned or leased 14 hospitals with a total of 2,096 beds in service. Our hospitals are located in four regions:

•	Salt Lake City, Utah;
•	Phoenix, Arizona;
•	Tampa-St. Petersburg, Florida; and
•	four cities in the state of Texas, including San Antonio.

     We also operate five ambulatory surgery centers and a Medicaid managed health plan called Health Choice, serving over 56,500 members in Arizona at June 30, 2002.

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

     Our hospitals’ net patient service revenue continues to be affected by an increasing proportion of revenue being derived from fixed payment, higher discount sources including Medicare, Medicaid, managed care organizations and others. Fixed payment amounts are often based upon a diagnosis related group code regardless of the cost incurred or the level of services provided. We expect patient volumes from Medicare and Medicaid to continue to increase due to the general aging of the population and expansion of state Medicaid programs. Under the Balanced Budget Act of 1997, reimbursement from Medicare and Medicaid was reduced from 1998 through 2001 and continues to be reduced as certain changes have been phased in during 2002. Certain of the rate reductions resulting from the Balanced Budget Act of 1997 are being mitigated by the Balanced Budget Refinement Act of 1999 and the Medicare, Medicaid and SCHIP Benefit Improvement and Protection Act of 2000. It is estimated that the Benefit Improvement and Protection Act will provide approximately $35.0 billion in funding restorations to Medicare healthcare providers over a period of five years, approximately one-third of which will go to hospitals. Exclusive of Health Choice, the percentage of our net patient revenue related to Medicare and Medicaid was approximately 39% for the nine months ended June 30, 2002.

     Our net revenue also is affected by the trend toward performing more services on an outpatient basis due to advances in medical technology and pharmacology as well as cost containment pressures from Medicare, Medicaid, managed care organizations and other sources of revenue. Approximately 38% of our gross patient revenue during the nine months ended June 30, 2002, was generated from outpatient procedures.

Selected Operating Data

     The following table sets forth certain unaudited operating data for each of the periods presented.

	Three Months		Nine Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Number of hospitals at end of period	14	14	14	14
Licensed beds at end of period	2,520	2,588	2,520	2,588
Beds in service at end of period	2,096	2,152	2,096	2,152
Average length of stay (days) (1)	4.29	4.24	4.29	4.35
Occupancy rates (average beds in service)	43.4%	42.1%	43.7%	44.5%
Admissions(2)	19,271	19,854	58,450	61,447
Adjusted admissions(3)	33,625	32,679	98,156	98,834
Patient days(4)	82,686	84,083	250,808	267,269
Adjusted patient days(3)	138,513	134,296	407,295	416,573

(1)	Represents the average number of days that a patient stayed in our hospitals.

(2)	Represents the total number of patients admitted to our hospitals for stays in excess of 23 hours. Management and investors use this number as a general measure of inpatient volume.

(3)	Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions/patient days by multiplying admissions/patient days by gross patient revenue and then dividing that number by gross inpatient revenue.

(4)	Represents the number of days our beds were occupied over the period.

Results of Operations

     The following table presents, for the periods indicated, information expressed as a percentage of net revenue. Such information has been derived from our unaudited condensed and consolidated statements of operations.

	Three Months Ended June 30,		Nine Months Ended June 30,

	2002	2001	2002	2001

Net revenue	100.0%	100.0%	100.0%	100.0%
Salaries and benefits	33.8	36.5	33.9	35.5
Supplies	13.6	16.0	14.0	15.0
Other operating expenses	30.9	31.0	30.8	29.2
Provision for bad debts	7.7	8.6	7.5	8.3

Total operating expenses	86.0	92.1	86.2	88.0

EBITDA (a)	14.0	7.9	13.8	12.0
Depreciation and amortization	4.7	5.7	4.7	6.0
Interest, net	5.6	7.3	5.9	7.4
Minority interests	0.1	0.1	0.1	—
Provision for asset revaluation, closure and other costs	—	7.6	—	2.5

Earnings (loss) from continuing operations before income taxes	3.6	(12.8)	3.1	(3.9)
Income tax expense	—	—	—	—

Earnings (loss) from continuing operations	3.6	(12.8)	3.1	(3.9)
Earnings from discontinued operations	—	0.5	—	0.1

Net earnings (loss)	3.6%	(12.3)%	3.1%	(3.8)%

(a)	EBITDA represents earnings from continuing operations before interest expense, minority interests, income taxes, provision for asset revaluation, closure and other costs and depreciation and amortization. Although EBITDA should not be considered in isolation or as a substitute for net earnings, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States, management understands that EBITDA is commonly used to evaluate a company’s financial performance, especially in evaluating healthcare companies. EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

     Net revenue for the three months ended June 30, 2002 was $239.9 million, an increase of $22.9 million, or 10.6%, from $217.0 million for the same period in 2001. The increase in net revenue was due to an increase of $16.2 million in net revenue from hospital operations, which we refer to as our acute care service segment in our financial statements, and an increase of $6.7 million in net revenue from Health Choice. The increase in net revenue from hospital operations from period to period was due in part to a reduction to net revenue during the prior year period of $6.35 million to provide for managed care valuation allowances for healthcare service claims disputed with certain managed care organizations.

     Net revenue from our hospital operations for the three months ended June 30, 2002 was $205.2 million, up $16.2 million, or 8.6%, from $189.0 million for the same period in 2001. Rocky Mountain Medical Center generated $3.2 million of net revenue for the three months ended June 30, 2001 and was closed on June 2, 2001, as discussed below. Excluding Rocky Mountain Medical Center and the $6.35 million managed care valuation allowances noted above, same facility net revenue from our hospital operations increased $13.0 million, or 6.8%, from period to period. Our net patient revenue per adjusted patient day increased 2.7% for the three months ended June 30, 2002, compared to the same period in 2001, excluding Rocky Mountain Medical Center and the managed care valuation allowances. The increase in net patient revenue per adjusted patient day was due primarily to increased acuity and price increases in our hospital operations.

     Admissions decreased 1.6% from 19,590 for the three months ended June 30, 2001, excluding Rocky Mountain Medical Center, to 19,271 for the same period in 2002, and patient days decreased 0.5% from 83,119 for the three months ended June 30, 2001, excluding Rocky Mountain Medical Center, to 82,686 for the same period in 2002. Adjusted admissions increased 4.3% from 32,248 for the three months ended June 30, 2001, excluding Rocky Mountain Medical Center, to 33,625 for the same period in 2002, and adjusted patient days increased 4.4% from 132,719 for the three months ended June 30, 2001, excluding Rocky Mountain Medical Center, to 138,513 for the same period in 2002. Volume was negatively impacted during the three months ended June 30, 2002 by the results from our Arizona market, as discussed below, as well as the closure of sub-acute units in other markets during the prior year. The average length of stay resulting from admissions and patient days increased 1.1% from 4.24 days for the three months ended June 30, 2001, excluding Rocky Mountain Medical Center, to 4.29 days for the same period in 2002. This increase in length of stay was attributable in part to growth in new services and services with higher acuity requiring longer length of stays.

     In our Arizona market, admissions and patient days continued to be lower during the three months ended June 30, 2002, compared to the same period in 2001. The decline in volume in that market was due primarily to the Company’s decision to eliminate unprofitable services, along with the closure of two sub-acute units in the third and fourth quarters of fiscal 2001 and turnover in management at certain of the hospitals during fiscal 2001. In response to the declines in volume and net revenue in the Arizona market, we have focused on obtaining favorable price increases, growing profitable product lines and recruiting additional primary care physicians to improve the patient and service mix. Additionally, in December 2001 we obtained discounts for certain supplies and implemented a workforce reduction plan.

     Net revenue from Health Choice was $34.7 million for the three months ended June 30, 2002, an increase of $6.7 million, or 23.9%, from $28.0 million for the same period in 2001. Covered lives under this prepaid Medicaid plan have increased 26.9% from 44,562 at June 30, 2001 to 56,558 at June 30, 2002. The increase in covered lives has positively impacted Health Choice’s net revenue for the three months ended June 30, 2002 compared to the same period in 2001. The growth in covered lives is due primarily to a change in the eligibility standards in Arizona beginning in April 2001, with additional phase-in dates in July 2001 and October 2001, which increased the Medicaid-eligible population.

     Operating expenses increased $6.5 million from $199.8 million for the three months ended June 30, 2001 to $206.3 million for the same period in 2002. Operating expenses as a percentage of net revenue were 86.0% for the three months ended June 30, 2002, compared to 92.1% for the same period in 2001. Excluding Rocky Mountain Medical Center and the effect of the $6.35 million managed care valuation allowances recorded as a reduction of net revenue, operating expenses as a percentage of net revenue were 87.8% for the three months ended June 30, 2001.

     Operating expenses from our hospital operations for the three months ended June 30, 2002 were $173.8 million, an increase of $1.2 million from $172.6 million for the same period in 2001. This increase was comprised of a $7.7 million increase in operating expenses due to volume growth in our markets, excluding Arizona, offset by a $6.5 million decrease in operating expenses from Rocky Mountain Medical Center due to its closure.

     Operating expenses from our hospital operations as a percentage of net revenue were 84.7% for the three months ended June 30, 2002 compared to 86.4% for the same period in 2001, excluding Rocky Mountain Medical Center and the effect of the managed care valuation allowances. This decrease was due to a combination of decreased salaries and benefits expense, supplies expense and provision for bad debts as a percentage of net revenue, offset partially by an increase in other operating expenses as a percentage of net revenue. Salaries and benefits expense as a percentage of net revenue decreased 0.8% from period to period as a result of implementation of a workforce reduction plan, achieving and maintaining a more efficient skill mix and improved management of the use of contract labor. Salaries expense increased by approximately $2.2 million for the three months ended June 30, 2002 compared to the same period in 2001 due primarily to increased staffing at the corporate level. Benefits expense increased by approximately $1.0 million for the three months ended June 30, 2002 compared to the same period in 2001 due primarily to the increased cost and utilization of healthcare benefits for employees. However, benefits expense as a percentage of net revenue for the third quarter was comparable to the same period in 2001 and improved compared to the first and second quarters of 2002. Changes in the employee healthcare benefits plan were initiated in the second quarter of 2002 that reduced the rate of increase in healthcare benefit costs in the third quarter. Nurses at one of our hospitals voted in the third quarter of fiscal year 2002 regarding union representation; however, the ballots have been impounded by the National Labor Relations Board (NLRB) pending the results of an appeal filed by us. We anticipate a decision from the NLRB regarding our appeal will be made in the fourth quarter of fiscal year 2002 or early in fiscal year 2003. Because we believe that union affiliation is not in the best interest of the hospital’s employees or patients, we are vigorously opposing the unionization attempt. We do not currently believe that the nurses’ affiliation with a union would have a material adverse effect on the results of our operations. Supplies expense as a percentage of net revenue decreased 1.6% from period to period due in part to our new group purchasing contract which we entered into in the third quarter, which has resulted in better pricing generally and greater discounts on implants and cardiac devices. The supplies expense improvement was also due to better compliance with the group purchasing contract compared to the prior year, as well as having better inventory systems and processes in place. Provision for bad debts as a percentage of net revenue decreased 0.3% from the prior year period due primarily to better performance in a number of areas in our business offices, including improved collections on self-pay accounts receivable. Other operating expenses as a percentage of net revenue increased 0.9% from period to period due primarily to an overall increase in insurance premiums generally and a significant increase in our self-insured retention and premiums for professional liability insurance effective October 2001, as well as increases in professional fees and repairs and maintenance expense. Insurance expense increased by approximately $1.9 million for the three months ended June 30, 2002 compared to the same period in 2001, and we expect our other operating expenses to continue to be negatively impacted for the near term by these insurance expense increases. As a result of the October 2001 acquisition of the land and buildings at two of our facilities in Arizona previously operated under long-term leases, approximately $1.9 million in rent expense for the three months ended June 30, 2001 was not incurred in the current quarter.

     We opened Rocky Mountain Medical Center in Salt Lake City, Utah on April 10, 2000 with 118 licensed beds and 71 beds in service. Our census levels and net revenue were slow to grow and significantly lower than we expected prior to opening the hospital primarily as a result of what we believe to be exclusionary contracting practices pursued in the Salt Lake City market by a competitor. As a result, we closed Rocky Mountain Medical Center on June 2, 2001 and recorded asset revaluation and closure costs of $11.9 million during the year ended September 30, 2001, as discussed below. We have classified the assets at Rocky Mountain Medical Center as held for sale and currently expect to sell these assets within the next 12 months. In addition, as a result of the exclusionary contracting practices that we believe had a material adverse effect on the business and operations of Rocky Mountain Medical Center, we filed a lawsuit against the competitor seeking damages and other remedies. The lawsuit is currently pending. During the three months ended June 30, 2001, Rocky Mountain Medical Center generated net revenue of $3.2 million and incurred operating expenses of $6.5 million, resulting in an EBITDA loss of $3.3 million. Operating expenses for the three months ended June 30, 2001, consisted of $2.1 million in salaries and benefits, $1.3 million in supplies, $700,000 in provision for bad debts and $2.4 million in other operating expenses. Other operating expenses included costs for purchased services, rents and leases, utilities, marketing, insurance and other expenses.

     Operating expenses for Health Choice increased $5.3 million to $32.5 million for the three months ended June 30, 2002 compared to $27.2 million for the same period in 2001. Operating expenses as a percentage of net revenue for Health Choice were 93.6% for the three months ended June 30, 2002 and 97.3% for the same period in 2001. The increase in operating expenses was due to the incremental cost of increased enrollment. Operating expenses as a percentage of net revenue improved, reflecting an improvement in the medical loss expense ratio.

     EBITDA was $33.6 million, or 14.0% of net revenue, for the three months ended June 30, 2002, compared to $17.2 million, or 7.9% of net revenue, for the same period in 2001. Excluding results from Rocky Mountain Medical Center and the $6.35 million managed care valuation allowances for the three months ended June 30, 2001, net revenue and EBITDA were $220.2 million and $26.9 million, respectively, resulting in an EBITDA margin of 12.2% for the prior year period.

     EBITDA for hospital operations was $31.4 million, or 15.3% of net revenue, for the three months ended June 30, 2002, compared to $26.1 million, or 13.6% of net revenue, for the same period in 2001, excluding Rocky Mountain Medical Center and the managed care valuation allowances. The improvement in the EBITDA margin, excluding the effect of Rocky Mountain Medical Center and the managed care valuation allowances, was due primarily to increases in net revenue coupled with decreases in salaries and benefits expense, supplies expense and provision for bad debts as a percentage of net revenue, as noted above.

     Health Choice has a significantly lower EBITDA margin than hospital operations. EBITDA for Health Choice was $2.2 million, or 6.4% of net revenue, for the three months ended June 30, 2002, compared to $800,000, or 2.7% of net revenue, for the same period in 2001. The increase in EBITDA and EBITDA margin were due to increased enrollment and an improvement in the medical loss expense ratio, as noted above.

     Depreciation and amortization expense decreased $1.1 million from $12.4 million for the three months ended June 30, 2001 to $11.3 million for the same period in 2002. Effective October 1, 2001, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which eliminated amortization for goodwill and other intangible assets with indefinite lives, as discussed below. The adoption of this accounting standard was responsible for a $2.9 million decrease in amortization expense for the three months ended June 30, 2002 compared to the same period in 2001.

     Interest expense decreased $2.3 million from $15.7 million for the three months ended June 30, 2001 to $13.4 million for the same period in 2002 due to declines in interest rates during fiscal years 2001 and 2002. Borrowings under our bank credit facility bear interest at variable rates, and the weighted average interest rate of outstanding borrowings under the bank credit facility was approximately 6.3% for the three months ended June 30, 2002 compared to 8.8% for the same period in 2001. The decrease in interest expense due to lower interest rates was partially offset by the expense of additional borrowings of approximately $55.3 million on October 15, 2001 for the acquisition of the land and buildings at two of our facilities in Arizona previously operated under long-term operating leases.

     We recorded no provision for income taxes for the three months ended June 30, 2002 due to the use of deferred tax assets that were previously reserved with a valuation allowance. We recorded no provision for income taxes for the three months ended June 30, 2001 due to the uncertainty of realizing a tax benefit related to the losses incurred.

Nine Months Ended June 30, 2002 Compared to Nine Months Ended June 30, 2001

     Net revenue for the nine months ended June 30, 2002 was $705.2 million, an increase of $36.2 million, or 5.4%, from $669.0 million for the same period in 2001. The increase in net revenue was a combination of an increase of $13.3 million in net revenue from hospital operations and an increase of $22.9 million in net revenue from Health Choice.

     Net revenue from our hospital operations for the nine months ended June 30, 2002 was $601.7 million, an increase of $13.3 million, or 2.3%, from $588.4 million for the same period in 2001. The increase in net revenue from period to period was due in part to a reduction to net revenue of $6.35 million to provide for managed care valuation allowances during the nine months ended June 30, 2001, as discussed above. Rocky Mountain Medical Center generated $12.9 million of net revenue for the nine months ended June 30, 2001 and was closed on June 2, 2001, as discussed above. Excluding Rocky Mountain Medical Center and the managed care valuation allowances, same facility net revenue from our hospital operations increased $19.9 million, or 3.4%, from period to period. Our net patient revenue per adjusted patient day increased 4.4% for the nine months ended June 30, 2002, compared to the same period in 2001, excluding Rocky Mountain Medical Center and the managed care valuation allowances. The increase in net patient revenue per adjusted patient day was due primarily to increased acuity and price increases in our hospital operations.

     Admissions decreased 3.4% from 60,530 for the nine months ended June 30, 2001, excluding Rocky Mountain Medical Center, to 58,450 for the same period in 2002, and patient days decreased 5.0% from 263,974 for the nine months ended June 30, 2001, excluding Rocky Mountain Medical Center, to 250,808 for the same period in 2002. Adjusted admissions increased 0.9% from 97,255 for the nine months ended June 30, 2001, excluding Rocky Mountain Medical Center, to 98,156 for the same period in 2002, and adjusted patient days decreased 0.9% from 410,899 for the nine months ended June 30, 2001, excluding Rocky Mountain Medical Center, to 407,295 for the same period in 2002. Volume was negatively impacted during the nine months ended June 30, 2002 by the results from our Arizona market, as discussed above, as well as the closure of sub-acute units in other markets during the prior year. The average length of stay resulting from admissions and patient days decreased 1.6% from 4.36 days for the nine months ended June 30, 2001, excluding Rocky Mountain Medical Center, to 4.29 days for the same period in 2002. This decrease in length of stay was attributable in part to the transition of the managed care contract in Arizona from a capitated contract to a per diem contract, improved case management, closure of sub-acute units and changes in technology, pharmacology and clinical practices.

     Net revenue from Health Choice was $103.5 million for the nine months ended June 30, 2002, an increase of $22.9 million, or 28.4%, from $80.6 million for the same period in 2001. Covered lives under this prepaid Medicaid plan have increased 26.9% from June 30, 2001 to June 30, 2002, as noted above. The increase in covered lives has positively impacted Health Choice’s net revenue for the nine months ended June 30, 2002 compared to the same period in 2001. The growth in covered lives is due primarily to a change in the eligibility standards in Arizona beginning in April 2001, with additional phase-in dates in July 2001 and October 2001, which increased the Medicaid-eligible population.

     Operating expenses increased $19.3 million from $588.5 million for the nine months ended June 30, 2001 to $607.8 million for the same period in 2002. Operating expenses as a percentage of net revenue were 86.2% for the nine months ended June 30, 2002, compared to 88.0% for the same period in 2001. Excluding Rocky Mountain Medical Center and the effect of the $6.35 million managed care valuation allowances recorded as a reduction of net revenue, operating expenses as a percentage of net revenue were 85.6% for the nine months ended June 30, 2001.

     Operating expenses from our hospital operations for the nine months ended June 30, 2002 were $509.4 million, a decrease of $1.5 million from $510.9 million for the same period in 2001. This decrease was comprised of a $21.4 million decrease in operating expenses from Rocky Mountain Medical Center due to its closure, offset by a $19.9 million increase in operating expenses due to volume growth in our markets, excluding Arizona.

     Operating expenses from our hospital operations as a percentage of net revenue were 84.7% for the nine months ended June 30, 2002 compared to 84.1% for the same period in 2001, excluding Rocky Mountain Medical Center and the effect of the managed care valuation allowances. This increase was due to a combination of increased salaries and benefits expense and other operating expenses as a percentage of net revenue, offset partially by a decrease in supplies expense and the provision for bad debts as a percentage of net revenue. Salaries and benefits expense as a percentage of net revenue increased 0.2% from period to period due primarily to increases in benefits expense. Salaries expense increased by approximately $5.7 million for the nine months ended June 30, 2002 compared to the same period in 2001 due primarily to general wage inflation and increased staffing at the corporate level; however, salaries expense as a percentage of net revenue was comparable to the prior year period. Contract labor for the nine months ended June 30, 2002 was comparable to the same period in 2001 due primarily to a decline in the use of contract labor in our Arizona market as a result of a reduction in patient volume, offset by increased contract labor in markets with growing volume. Benefits expense increased by approximately $3.6 million for the nine months ended June 30, 2002 compared to the same period in 2001 due primarily to the increased cost and utilization of healthcare benefits for employees. Changes in the employee healthcare benefits plan were initiated in the second quarter of 2002 that have begun to reduce the rate of increase in healthcare benefit costs. Other operating expenses as a percentage of net revenue increased 0.9% from period to period due primarily to an overall increase in insurance premiums generally and a significant increase in our self-insured retention and premiums for professional liability insurance effective October 2001, as well as increases in professional fees and repairs and maintenance expenses. Insurance expense increased by approximately $5.8 million for the nine months ended June 30, 2002 compared to the same period in 2001, and we expect our other operating expenses to continue to be negatively impacted for the near term by these insurance expense increases. As a result of the October 2001 acquisition of the land and buildings at two of our facilities in Arizona previously operated under long-term leases, approximately $5.4 million in rent expense for the nine months ended June 30, 2001 was not incurred in the current fiscal year. Supplies expense as a percentage of net revenue decreased 0.5% from period to period due in part to our new group purchasing contract which we entered into in the third quarter, which has resulted in better pricing generally and greater discounts on implants and cardiac devices. The supplies expense improvement was also due to better compliance with the group purchasing contract compared to the prior year, as well as having better inventory systems and processes in place. Provision for bad debts as a percentage of net revenue decreased 0.2% from the prior year period due primarily to better performance in a number of areas in our business offices, including improved collections on self-pay accounts receivable.

     During the nine months ended June 30, 2001, Rocky Mountain Medical Center generated net revenue of $12.9 million and incurred operating expenses of $21.4 million, resulting in an EBITDA loss of $8.5 million. Operating expenses for the nine months ended June 30, 2001, consisted of $7.8 million in salaries and benefits, $2.6 million in supplies, $2.7 million in provision for bad debts and $8.3 million in other operating expenses. Other operating expenses included costs for purchased services, rents and leases, utilities, marketing, insurance and other expenses.

     Operating expenses for Health Choice increased $20.9 million to $98.4 million for the nine months ended June 30, 2002 compared to $77.5 million for the same period in 2001. Operating expenses as a percentage of net revenue for Health Choice were 95.1% for the nine months ended June 30, 2002 and 96.1% for the same period in 2001. The increase in operating expenses was due to the incremental cost of increased enrollment. Operating expenses as a percentage of net revenue improved, reflecting the benefit of spreading fixed administrative costs over a larger enrollment base and an improvement in the medical loss expense ratio.

     EBITDA was $97.4 million, or 13.8% of net revenue, for the nine months ended June 30, 2002, compared to $80.5 million, or 12.0% of net revenue, for the same period in 2001. Excluding results from Rocky Mountain Medical Center and the managed care valuation allowances for the nine months ended June 30, 2001, net revenue and EBITDA were $662.4 million and $95.4 million, respectively, resulting in an EBITDA margin of 14.4% for the prior year period.

     EBITDA for hospital operations was $92.3 million, or 15.3% of net revenue, for the nine months ended June 30, 2002, compared to $92.3 million, or 15.9% of net revenue, for the same period in 2001, excluding Rocky Mountain Medical Center and the managed care valuation allowances. The decline in the EBITDA margin, excluding the effect of Rocky Mountain Medical Center and the managed care valuation allowances, was due primarily to increases in salaries and benefits and other operating expenses as a percentage of net revenue, as noted above.

     Health Choice has a significantly lower EBITDA margin than hospital operations. EBITDA for Health Choice was $5.1 million, or 4.9% of net revenue, for the nine months ended June 30, 2002, compared to $3.1 million, or 3.9% of net revenue, for the same period in 2001. The increase in EBITDA and EBITDA margin were due to increased enrollment and an improvement in fixed administrative costs and medical loss expenses as a percentage of net revenue, as noted above.

     Depreciation and amortization expense decreased $7.3 million from $40.3 million for the nine months ended June 30, 2001 to $33.0 million for the same period in 2002. Effective October 1, 2001, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, which eliminated amortization for goodwill and other intangible assets with indefinite lives, as discussed below. The adoption of this accounting standard was responsible for a $9.0 million decrease in amortization expense for the nine months ended June 30, 2002 compared to the same period in 2001.

     Interest expense decreased $7.7 million from $49.6 million for the nine months ended June 30, 2001 to $41.9 million for the same period in 2002 due to declines in interest rates during fiscal years 2001 and 2002. Borrowings under our bank credit facility bear interest at variable rates, and the weighted average interest rate of outstanding borrowings under the bank credit facility was approximately 6.5% for the nine months ended June 30, 2002 compared to 10.0% for the same period in 2001. The decrease in interest expense due to lower interest rates was partially offset by the expense of additional borrowings of approximately $55.3 million on October 15, 2001 for the acquisition of the land and buildings at two of our facilities in Arizona previously operated under long-term operating leases.

     We recorded no provision for income taxes for the nine months ended June 30, 2002 due to the use of deferred tax assets that were previously reserved with a valuation allowance. We recorded no provision for income taxes for the nine months ended June 30, 2001 due to the uncertainty of realizing a tax benefit related to the losses incurred.

     We recorded a reversal of preferred stock dividends of $25.3 million during the nine months ended June 30, 2001. The preferred stock, which was exchanged for shares of our common stock on the basis of ten common shares for each preferred share in October 2000, was mandatorily redeemable and dividends were payable in shares of our common stock. The preferred stock was exchanged for common stock without benefit to the preferred stockholders of the accrued dividends, therefore, the accrual of dividends was reversed in the first quarter of fiscal 2001. Net earnings attributable to common stockholders after the effect of the preferred stock dividend reversal for the nine months ended June 30, 2001 was $20,000.

Implementation of New Accounting Pronouncement

     We adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective October 1, 2001. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment tests on an annual basis, or more frequently if certain indicators arise. Other intangible assets will continue to be amortized over their useful lives. We were required to complete our transitional impairment test of existing goodwill by March 31, 2002. We performed the first step of the required transitional impairment tests of goodwill as of October 1, 2001 and, as a result of adopting the Statement, expect to recognize a noncash impairment loss under the new Statement by the fourth quarter of fiscal 2002 of approximately $30 to $40 million based on a discounted cash flow analysis. This loss relates to the impairment of goodwill associated with the Arizona market included in the acute care service segment and will be reflected as a cumulative effect of a change in accounting principle at the beginning of fiscal year 2002. Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase to pre-tax net earnings of approximately $11.8 million per year. Excluding the amortization of goodwill, the net loss would have been approximately $23.8 million for the three months ended June 30, 2001 and $16.3 million for the nine months ended June 30, 2001.

Asset Revaluation and Closure Costs

Asset Revaluation

     During the year ended September 30, 2001, we closed Rocky Mountain Medical Center and recorded a pre-tax asset revaluation charge of approximately $2.8 million related to the revaluation of net assets in conjunction with their classification as held for sale. At June 30, 2002, Rocky Mountain Medical Center net assets held for sale and expected to be sold within the next 12 months, totaled approximately $22.0 million, net of the asset revaluation allowance. There can be no assurance, however, that we will recover the entire amount or sell the property within the next 12 months. Excluding the asset revaluation and closure charges, net revenue and pre-tax losses from Rocky Mountain Medical Center were $3.2 million and $5.1 million, respectively, for the three months ended June 30, 2001 and $12.9 million and $14.7 million, respectively, for the nine months ended June 30, 2001.

Closure Costs

     During the year ended September 30, 2001, we adopted and implemented an exit plan and recorded pre-tax closure charges of approximately $9.1 million with respect to the closure of Rocky Mountain Medical Center. These charges were comprised of approximately $1.5 million in severance and related costs, $3.5 million in facility and lease termination costs, $2.4 million in contract termination costs and $1.7 million in legal and other exit costs. This closure plan included the involuntary termination of approximately 200 hospital and business office personnel, which was completed by September 30, 2001. During the three months ended June 30, 2002, we paid a total of approximately $600,000 in closure costs, including approximately $350,000 in facility and lease termination costs, $100,000 in contract termination costs and $150,000 in legal and other exit costs related to the closure of Rocky Mountain Medical Center. During the nine months ended June 30, 2002, we paid a total of approximately $2.5 million in closure costs, including approximately $200,000 in severance and related costs, $1.1 million in facility and lease termination costs, $400,000 in contract termination costs and $800,000 in legal and other exit costs related to the closure of Rocky Mountain Medical Center. At June 30, 2002, accrued closure costs totaled approximately $3.1 million and consisted of approximately $1.6 million in facility and lease termination costs, $200,000 in contract termination costs and $1.3 million in legal and other exit costs.

Liquidity and Capital Resources

     At June 30, 2002, we had $72.4 million in working capital, compared to $69.6 million at September 30, 2001, an increase of $2.8 million. We generated cash from operating activities of $38.9 million during the nine months ended June 30, 2002, compared to $21.3 million during the nine months ended June 30, 2001. During the nine months ended June 30, 2002, the increase in working capital was due in part to the growth in accounts receivable. Net accounts receivable increased $7.7 million from $147.8 million at September 30, 2001 to $155.5 million at June 30, 2002. Until the third quarter of fiscal year 2002, the fiscal intermediaries were unable to provide data necessary to complete cost reports for periods after the August 1, 2000 implementation date of the outpatient prospective payment system, resulting in industry-wide extensions of the due dates for filing cost reports for such periods. During the third quarter, we began receiving the necessary data from the fiscal intermediaries and are in the process of filing cost reports for these periods. These delays have caused our Medicare settlement receivables to increase from approximately $3.0 million at September 30, 2000 to approximately $12.5 million at September 30, 2001 and to approximately $16.1 million at June 30, 2002. Excluding Medicare settlement receivables, our days of net revenue outstanding at June 30, 2002 were 61 compared to 64 days at September 30, 2001. Prepaid expenses and other current assets increased $5.7 million from $15.5 million at September 30, 2001 to $21.2 million at June 30, 2002 due in part to a prepaid information systems maintenance contract.

     Investing activities used $85.1 million during the nine months ended June 30, 2002. Capital expenditures for the nine months ended June 30, 2002, were approximately $84.7 million, including $55.3 million for the acquisition of the land and buildings at two of our facilities previously operated under long-term leases and $9.8 million for renovation and expansion at two of our hospitals. We have budgeted capital expenditures for the remainder of fiscal year 2002 of approximately $18 million to $23 million, including $6.5 million for renovation and expansion at our facilities and $11.5 million to $16.5 million for new equipment at our facilities. The capital expenditures budget for fiscal year 2002 is based upon our analysis of various factors, many of which are beyond our control, and we cannot assure you that our capital expenditures will not significantly exceed budgeted amounts.

     Financing activities during the nine months ended June 30, 2002, provided net cash of $40.1 million due primarily to borrowings of $30.0 million under a new incremental senior secured term loan and borrowings under our revolving credit facility for the acquisition of the land and buildings at two of our facilities previously operated under long-term leases for an aggregate purchase price of approximately $55.3 million. During the nine months ended June 30, 2002, we borrowed $160.6 million pursuant to the terms of our bank credit facility, repaid $10.8 million in outstanding borrowings pursuant to the terms of our bank credit facility and capital lease obligations and made voluntary prepayments of $107.1 million pursuant to the terms of our revolving credit facility. During the next twelve months, we are required to repay approximately $27.9 million under our bank credit facility. During the nine months ended June 30, 2002, we received proceeds of approximately $200,000 from the issuance of 23,334 shares of common stock to David R. White, our Chairman, President and Chief Executive Officer.

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

     At June 30, 2002, amounts outstanding under the tranche A, tranche B and incremental term loans were $65.0 million, $243.8 million and $30.0 million, respectively, and we had $23.5 million outstanding under our revolving credit facility. The revolving credit facility includes a $75.0 million sub-limit for letters of credit that may be issued by us and, at June 30, 2002, we had issued $31.2 million in letters of credit. The loans under the bank credit facility bear interest at variable rates at specified margins above either the agent bank’s alternate base rate or its reserve-adjusted Eurodollar rate. The weighted average interest rate of outstanding borrowings under the bank credit facility was approximately 6.5% for the nine months ended June 30, 2002. On October 15, 2001, we acquired the land and buildings at two of our facilities previously operated under long-term leases for an aggregate purchase price of approximately $55.3 million. The acquisition will eliminate $7.4 million in rent expense in fiscal year 2002. The purchase price was financed by the $30.0 million new incremental senior secured term loan and borrowings under our revolving credit facility. At August 14, 2002, we had drawn $25.5 million under our revolving credit facility and had issued approximately $31.2 million in letters of credit, resulting in remaining availability under the revolving credit facility of approximately $68.3 million.

     On October 13, 1999, we issued $230.0 million of 13% senior subordinated notes due 2009. On May 25, 2000, we exchanged all of our outstanding 13% senior subordinated notes due 2009 for 13% senior subordinated exchange notes due 2009 that have been registered under the Securities Act of 1933, as amended. The notes are unsecured obligations and are subordinated in right of payment to all of our existing and future senior indebtedness. If a change in control occurs, as defined in the indenture, each holder of the notes will have the right to require us to repurchase all or any part of that holder’s notes in cash at 101% of the aggregate principal amount of notes repurchased plus accrued and unpaid interest to the date of purchase. Except with respect to a change of control, we are not required to make mandatory redemption or sinking fund payments with respect to the notes. At June 30, 2002, all of the subsidiaries fully and unconditionally guaranteed the notes on a joint and several basis. The indenture for the notes contains certain covenants, including but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, dividends and our ability to merge or consolidate.

     Our liquidity and capital resources have been negatively affected by Rocky Mountain Medical Center, which was closed on June 2, 2001. During the nine months ended June 30, 2002, we paid a total of $2.5 million in costs related to the closure of Rocky Mountain Medical Center.

     As of June 30, 2002, we provided performance guaranties in the form of a surety bond in the amount of $9.4 million and a letter of credit in the amount of $11.2 million for the benefit of the Arizona Health Care Cost Containment System (AHCCCS) to support our obligations under the Health Choice contract to provide and pay for healthcare services. The amount of the performance guaranty that AHCCCS requires is based upon the membership in the plan and the related capitation paid to us.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     During the nine months ended June 30, 2002, there were no material changes to our quantitative and qualitative disclosures about the market risk associated with financial instruments as described in our Annual Report on Form 10-K for the year ended September 30, 2001. At June 30, 2002, the fair market value of our outstanding senior subordinated exchange notes was approximately $240.4 million, based upon quoted market prices as of that date.

PART II

OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	List of Exhibits:

	10.1	Amendment No. 17 to Contract between Arizona Health Care Cost Containment System Administration and Health Choice Arizona, effective as of April 1, 2002
	10.2	Amended and Restated Pioneer Hospital Lease dated as of June 28, 2002, by and between Health Care Property Investors, Inc. and Pioneer Valley Hospital, Inc.
	99.1	Odessa Regional Hospital, LP Financial Statements

(b)	Reports on Form 8-K:

     On April 19, 2002, the Company filed a Current Report on Form 8-K to report that it had issued a press release announcing the date of the online web simulcast of its fiscal second quarter 2002 earnings conference call.

     On May 2, 2002, the Company filed a Current Report on Form 8-K to report that it had issued a press release announcing its earnings for the fiscal second quarter ended March 31, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IASIS HEALTHCARE CORPORATION

	By:	/s/ W. Carl Whitmer W. Carl Whitmer, Chief Financial Officer
Date: August 14, 2002

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment No. 17 to Contract between Arizona Health Care Cost Containment System Administration and Health Choice Arizona, effective as of April 1, 2002

10.2	Amended and Restated Pioneer Hospital Lease dated as of June 28, 2002, by and between Health Care Property Investors, Inc. and Pioneer Valley Hospital, Inc.

99.1	Odessa Regional Hospital, LP Unaudited Financial Statements