Form 10-K
period 2002-09-30
IASIS HEALTHCARE CORP
filed 2002-12-24
CIK 1073615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _________.

Commission File Number: 333-94521

IASIS HEALTHCARE CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	76-0450619
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

113 SEABOARD LANE, SUITE A-200 FRANKLIN, TENNESSEE	37067
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (615) 844-2747

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  [x]    NO  [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  YES  [  ]    NO  [x]

     As of December 23, 2002, there were 31,955,863 shares of the Registrant’s common stock outstanding.

1

IASIS HEALTHCARE CORPORATION

PART I

Item 1.  Business.

Company Overview

     We are a leading owner and operator of acute care hospitals that develops and operates networks of medium-sized hospitals in high-growth urban and suburban markets. We operate our hospitals with a strong community focus by offering and developing healthcare services to meet the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans. Currently, we own or lease 14 hospitals with a total of 2,106 beds in service. Our hospitals are located in four regions:

     •     Salt Lake City, Utah;

     •     Phoenix, Arizona;

     •     Tampa-St. Petersburg, Florida; and

     •     three cities in the State of Texas, including San Antonio.

We also operate four ambulatory surgery centers and a Medicaid managed health plan in Phoenix called Health Choice Arizona, Inc. that serves over 58,000 members.

     Our general, acute care hospitals offer a variety of medical and surgical services commonly available in hospitals, including emergency services, general surgery, internal medicine, cardiology, obstetrics, orthopedics and physical rehabilitation. In addition, our facilities provide outpatient and ancillary services including outpatient surgery, physical therapy, radiation therapy, diagnostic imaging and respiratory therapy. Our corporate staff actively manages our healthcare facilities and provides a variety of corporate services, including strategic planning, designing and operating information systems, ethics and compliance programs, internal audit, managed care contract negotiation and management, accounting, financial and clinical systems, legal support, personnel and employee benefits management, supply and equipment purchasing agreements and resource management.

     Our principal executive offices are located at 113 Seaboard Lane, Suite A-200, Franklin, Tennessee 37067 and our telephone number at that address is (615) 844-2747. Our corporate website address is www.iasishealthcare.com. Information contained on our website is not part of this annual report on Form 10-K.

Formation

     Our company was formed in October 1999 through a series of transactions that were arranged by JLL Partners, Inc. (formerly known as Joseph Littlejohn & Levy, Inc.) and members of our management team. JLL Partners, Inc. is the private equity firm that controls JLL Healthcare, LLC, our largest stockholder. The first transaction was effective October 8, 1999, when Paracelsus Healthcare Corporation (currently known as Clarent Hospital Corporation) and unrelated third parties recapitalized five acute care hospitals in Salt Lake City, Utah owned by a subsidiary of Paracelsus. In connection with the recapitalization, JLL Healthcare, LLC and some of our stockholders purchased an aggregate of $125.0 million of the outstanding common stock of the subsidiary of Paracelsus. The subsidiary then repurchased $155.0 million of its common stock from Paracelsus. The recapitalization transaction resulted in Paracelsus retaining a minority interest in the preexisting Paracelsus subsidiary that owned the five acute care hospitals. After the recapitalization, the former Paracelsus subsidiary changed its name to IASIS Healthcare Corporation.

     The second transaction was effective October 15, 1999, when we acquired ten acute care hospitals and other related facilities and assets from Tenet Healthcare Corporation. Concurrent with the Tenet transaction, a company formed by members of our management to acquire and operate hospitals and related businesses was merged with and into a wholly owned subsidiary of our company.

Business Strategy

     Our objective is to provide high-quality, cost-effective healthcare services in the communities we serve. The key elements of our business strategy are:

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

     •     Recruit and Retain Quality Physicians. We intend to continue to recruit and retain quality physicians for our medical staffs and maintain their loyalty to our facilities by:

     •     dedicating corporate personnel and resources to physician recruitment;

     •     equipping our hospitals with technologically advanced equipment;

     •     enhancing physician convenience and access;

     •     sponsoring training programs to educate physicians on advanced medical procedures; and

     •     providing physicians with remote access to clinical information through our information systems.

We also use our existing physician relationships to recruit new primary care physicians and specialists. In addition, we have established local physician advisory committees to work closely with our local management teams and advise us on facility and market-specific needs and strategies.

     •     Increase Revenue by Expanding Our Services. We analyze demographic and patient data and consult with key physicians and payors to identify and prioritize the healthcare needs of the communities we serve. Examples include:

     •     expanding emergency room and surgical capacity;

     •     upgrading and expanding specialty services, including cardiology, orthopedics, bariatrics, obstetrics and sub-acute care;

     •     updating our technology in surgery, diagnostic imaging and other medical equipment;

     •     increasing the number of beds in service at certain of our hospitals; and

     •     enhancing the convenience and quality of our outpatient services.

     •     Focus on Profitable Products and Services. We continuously evaluate our services and look to expand our profitable lines of business and improve our business mix. We use our advanced information systems to perform detailed product line margin analyses and monitor the profitability of the services provided at our facilities. We use these analyses to capitalize on price and volume trends through the expansion of certain services.

     •     Provide High Quality Services. We strive to provide high quality services at each of our facilities. We believe the high quality of our services differentiates our hospitals within their markets and provides us with a competitive advantage. All of our hospitals are accredited by the Joint Commission on Accreditation of Healthcare Organizations. We use our information systems to continually monitor the quality of the services we provide in our facilities. We intend to voluntarily comply with the initiatives recently approved by the American Hospital Association and other healthcare organizations concerning the collection and publication of standardized quality measures of patient care.

     •     Focus on Operational Excellence. Our management team has extensive multi-facility operating experience and focuses on operational excellence at our facilities. We believe we can improve our operations and profitability by:

     •     using our standardized information systems to provide us with more accurate, timely and cost-effective clinical and financial information;

     •     focusing on efficient staffing and supply utilization;

     •     capitalizing on purchasing efficiencies and reducing operating costs through our relationship with our national group purchasing organization; and

     •     continuing to improve our billing and collection processes through implementation of a national call center and other efforts to increase cash flow and reduce bad debt expenses.

     •     Continue to Develop Favorable Managed Care Relationships. We plan to increase patient volume at our facilities and improve profitability by negotiating favorable terms with managed care plans, entering into contracts with additional managed care plans, where desirable, and aligning reimbursement with acuity of services. Additionally, enhanced contract management systems implemented in each of our hospitals improve our ability to administer managed care contracts to ensure that claims are adjudicated correctly. We believe that the broad geographic coverage of our hospitals in certain of the regions in which we operate increases our attractiveness to managed care plans in those areas.

     •     Continue to Strengthen and Retain Local and Regional Management Teams. We recruit and retain experienced senior managers to give our hospitals their own dedicated management teams. We believe a strong local management team at each facility, including a chief executive officer, chief financial officer and chief nursing officer, enhances physician, employee and community relations. In addition, we have regional management teams that oversee our local management teams, implement corporate initiatives, and provide managed care contracting, quality assurance, clinical operations, revenue cycle management, marketing and other services.

     •     Selectively Pursue Acquisitions and Strategic Alliances. We intend to selectively pursue hospital acquisitions in existing and new markets where we believe we can improve the financial and operational performance of the acquired hospital and enhance our regional presence. We intend to target hospitals with 100 to 400 beds. We will focus our new market development efforts to acquire undermanaged and undercapitalized facilities in growing urban and suburban regions with stable or improving managed care environments. In addition, we will continue to identify opportunities to expand our presence through strategic alliances with other healthcare providers.

Hospital Operations

     Our senior management team has extensive multi-facility operating experience and focuses on maintaining operational excellence at our facilities. At each hospital we operate, we have implemented systematic policies and procedures to maximize the hospital’s operating and financial performance. A hospital’s local management team is generally comprised of a chief executive officer, chief financial officer and chief nursing officer. Local management teams, in consultation with our corporate staff, develop annual operating plans setting forth revenue growth strategies. These strategies include the expansion of services offered by the hospital and the recruitment of physicians in each community, as well as plans to reduce costs by improving operating efficiencies. We believe that the competence, skills and experience of the management team at each hospital is critical to the hospital’s success because of its role in executing the hospital’s operating plan. Our performance-based compensation program for each local management team is based upon the achievement of qualitative and quantitative goals set forth in the annual operating plan. Our hospital management teams are advised by boards of trustees that include members of hospital medical staffs as well as community leaders. The board of trustees establishes policies concerning medical, professional and ethical practices, monitors such practices and is responsible for ensuring that these practices conform to established standards.

     Factors that affect demand for our services include:

     •     the geographic location of our hospitals and their convenience for patients and physicians;

     •     our participation in managed care programs;

     •     competition from other healthcare providers;

     •     the size of and growth in local population; and

     •     local economic conditions.

Improved treatment protocols as a result of advances in medical technology and pharmacology also affect the nature and demand for healthcare services across the industry, including at our hospitals.

     We believe that the ability of our hospitals to meet the healthcare needs of their communities is determined by the:

     •     level of physician support;

     •     availability of nurses and other healthcare professionals;

     •     quality, skills and compassion of our employees;

     •     breadth of our services;

     •     physical capacity and level of technology at our facilities; and

     •     emphasis on quality of care.

     The following table presents certain unaudited combined operating statistics for our hospitals:

	2002	2001(1)

Number of hospitals at end of period	14	14
Number of beds in service at end of period	2,106	2,063
Average daily census(2)	915	944
Average length of stay (days)(3)	4.29	4.33
Occupancy rates (average beds in service)	43.5%	44.7%
Admissions(4)	77,806	79,594
Adjusted admissions(5)	131,501	128,923
Patient days(6)	333,922	344,394
Adjusted patient days(5)	544,337	540,108

(1)	Operating statistics for 2001 exclude data for Rocky Mountain Medical Center, which we closed on June 2, 2001.

(2)	Represents the average number of inpatients in our hospitals each day.

(3)	Represents the average number of days that a patient stayed in our hospitals.

(4)	Represents the total number of patients admitted to our hospitals for stays in excess of 23 hours. Management and investors use this number as a general measure of inpatient volume.

(5)	Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions/patient days by multiplying admissions/patient days by gross patient revenue and then dividing that number by gross inpatient revenue.

(6)	Represents the number of days our beds were occupied over the period.

     We continuously evaluate our services and look to expand our profitable lines of business and improve our business mix. We use our advanced information systems to perform detailed product line margin analyses and monitor the profitability of the services provided at our facilities. We use these analyses to capitalize on price and volume trends through the expansion of certain services. We also use our information systems to monitor patient care and other quality of care assessment activities on a continuing basis.

     Our hospitals continue to experience growth in outpatient volume at a faster rate than the growth in inpatient volume. In addition, the average lengths of inpatient stay at our hospitals have decreased, primarily as a result of improvements in technology, pharmacology and clinical practices and hospital payment changes by Medicare and managed care organizations. In response to this shift toward outpatient care, we have reconfigured some of our hospitals to more effectively accommodate outpatient services and restructured existing surgical and diagnostic capacity to permit additional outpatient volume and a greater variety of outpatient services.

     The patient volumes and net revenue at our hospitals and outpatient surgery centers are subject to seasonal variations and generally are greater during the quarter ending March 31 than other quarters. These seasonal variations are caused by a number of factors, including seasonal cycles of illness, climate and weather conditions in our markets, vacation patterns of both patients and physicians and other factors relating to the timing of elective procedures.

     In addition, inpatient care is expanding to include sub-acute care when a less-intensive, lower cost level of care is appropriate. We have been proactive in the development of a variety of sub-acute inpatient services to utilize a portion of our available capacity. By offering cost-effective sub-acute services in appropriate circumstances, we are able to provide a continuum of care when the demand for such services exists. We have identified opportunities to expand existing physical rehabilitation units and develop other post-acute services such as long term acute care arrangements within our facilities. The results of our product line analyses confirms that the use of such venues improves clinical outcomes and is economically beneficial.

Sources of Revenue

     We receive payment for patient services from:

     •     the federal government, primarily under the Medicare program;

     •     state Medicaid programs;

     •     health maintenance organizations, preferred provider organizations and private insurers; and

     •     individual patients.

     The table below presents the approximate percentages of net patient revenue from the following sources:

	Percentage of Net Patient Revenue

Payor Source	2002	2001	2000

Medicare	27.7%	29.4%	29.6%
Medicaid	11.1	8.5	7.4
Managed Care	43.0	42.2	37.6
Self-Pay and Other	18.2	19.9	25.4

Total (1)	100.0%	100.0%	100.0%

Note:	For 2000, the above table includes data for our company for the year ended September 30, 2000 and data for the Tenet hospitals for the period from October 1, 1999 through October 15, 1999. This data does not include Health Choice or other non-patient revenue.

(1)	For the fiscal years ended September 30, 2002, 2001 and 2000, net patient revenue comprised 84.5%, 85.7% and 87.4%, respectively, of our total net revenue.

     Most of our hospitals offer discounts from established charges to private managed care plans if they are large group purchasers of healthcare services. These discount programs can limit our ability to increase net patient revenue in response to increasing costs. Patients generally are not responsible for any difference between established hospital charges and amounts reimbursed for such services under Medicare, Medicaid, health maintenance organizations, preferred provider organizations or private insurance plans. Patients generally are responsible for services not covered by these plans, and exclusions, deductibles or co-insurance features of their coverage. The amount of these exclusions, deductibles and co-insurance generally has been increasing each year. Collecting amounts due from patients typically is more difficult than collecting from governmental or managed care plans. During the 2002 fiscal year, we established a national call center to centralize our self-pay patient account collection efforts. Other efforts have included implementation of procedures to qualify patients for Medicaid, which has resulted in a decrease in our self-pay revenue.

Competition

     Our facilities and related businesses operate in competitive environments. A number of factors affect our competitive position, including:

     •     our managed care contracting relationships;

     •     the number, availability, quality and specialties of physicians, nurses and other healthcare professionals;

     •     the scope, breadth and quality of services;

     •     the reputation of our facilities and physicians;

     •     the physical condition of our facilities and medical equipment;

     •     the location of our facilities;

     •     the availability of parking or proximity to public transportation;

     •     charges for services; and

     •     the geographic coverage of our hospitals in the regions in which we operate.

     We currently face competition from established, not-for-profit healthcare companies, investor-owned hospital companies, large tertiary care centers, specialty hospitals and outpatient service providers such as surgery centers and imaging centers. In addition, some of our hospitals operate in regions with vertically integrated healthcare providers that include both payors and healthcare providers, which could affect our ability to obtain managed care contracts. We expect to encounter increased competition from specialty hospitals, outpatient service providers and companies, like ours, that consolidate hospitals and healthcare companies in specific geographic markets. Continued consolidation in the healthcare industry will be a leading contributing factor to increased competition in markets in which we already have a presence and in markets we may enter in the future.

     Another factor in the competitive position of a hospital is the ability of its management to obtain contracts with purchasers of group healthcare services. The importance of obtaining managed care contracts has increased in recent years and is expected to continue to increase as private and government payors and others turn to managed care organizations to help control rising healthcare costs. Our markets have experienced significant managed care penetration. The revenue and operating results of our hospitals are significantly affected by our hospitals’ ability to negotiate favorable contracts with managed care plans. Health maintenance organizations and preferred provider organizations use managed care contracts to encourage patients to use certain hospitals in exchange for discounts from the hospitals’ established charges. Traditional health insurers also are interested in containing costs through similar contracts with hospitals.

     An additional competitive factor is whether a hospital is part of a local hospital network and the scope and quality of services offered by the network and by competing networks. A hospital that is part of a network that offers a broad range of services in a wide geographic area is more likely to obtain more favorable managed care contracts than a hospital that is not. We evaluate changing circumstances in each geographic area in which we operate on an ongoing basis. We may position ourselves to compete in these managed care markets by forming our own, or joining with others to form, local hospital networks.

Employees And Medical Staff

     As of September 30, 2002, we had approximately 8,000 employees, including approximately 2,800 part-time employees. We consider our employee relations to be good. In certain markets, there is currently a shortage of nurses and other medical support personnel. We recruit and retain nurses and medical support personnel by creating a desirable, professional work environment, providing competitive wages, benefits and long-term incentives, and providing career development and other training programs. In order to supplement our current employee base, we are expanding our relationship with colleges, universities and other medical education institutions in our markets and recruiting nurses and other medical support personnel from abroad. Our hospitals are staffed by licensed physicians who have been admitted to the medical staff of our individual hospitals. Any licensed physician may apply to be admitted to the medical staff of any of our hospitals, but admission to the staff must be approved by each hospital’s medical staff and the appropriate governing board of the hospital in accordance with established credentialing criteria.

     Our employees are not subject to collective bargaining agreements, although nurses at one of our hospitals voted in the third quarter of fiscal 2002 regarding union representation. These ballots have been impounded by the National Labor Relations Board (NLRB) pending the results of an appeal filed by us. We anticipate a decision from the NLRB regarding our appeal in fiscal 2003. Because we believe that unionization is not in the best interests of the hospital’s employees or patients, we are vigorously opposing the unionization attempt.

Compliance Program

     Our compliance program is designed to ensure that we maintain high standards of conduct in the operation of our business and implement policies and procedures so that employees act in compliance with all applicable laws, regulations and company policies. The organizational structure of our compliance program includes a compliance committee of our board of directors, a corporate management compliance committee and local management compliance committees at each of our hospitals. These committees have the oversight responsibility for the effective development and implementation of our program. Our Vice President of Ethics and Business Practices, who reports directly to our Chairman, President and Chief Executive Officer and to the compliance committee of our board of directors, serves as Chief Compliance Officer and is charged with direct responsibility for the development and implementation of our compliance program. Other features of our compliance program include designating a Facility Compliance Officer for each of our hospitals, periodic ethics and compliance training and effectiveness reviews, the development and implementation of policies and procedures and a mechanism for employees to report, without fear of retaliation, any suspected legal or ethical violations.

Reimbursement

Medicare

     Medicare is a federal program that provides hospital and medical insurance benefits to persons age 65 and over, some disabled persons and persons with end-stage renal disease. All of our hospitals are certified as providers of Medicare services. Under the Medicare program, acute care hospitals receive reimbursement under a prospective payment system for inpatient and outpatient hospital services. Currently, certain types of facilities are exempt from the prospective payment system methodology, including psychiatric hospitals and specially designated units, children’s hospitals and cancer hospitals. Hospitals and units exempt from the prospective payment system are reimbursed on a reasonable cost-based system, subject to cost limits. The Centers for Medicare and Medicaid Services is in the process of developing rules to implement prospective payment systems for psychiatric hospitals and units. We currently operate one psychiatric hospital and three specially designated units that will be subject to these rules, when implemented.

     Under the inpatient prospective payment system, a hospital receives a fixed payment based on the patient’s assigned diagnosis related group. The diagnosis related group classifies categories of illnesses according to the estimated intensity of hospital resources necessary to furnish care for each principal diagnosis. The diagnosis related group rates for acute care hospitals are based upon a statistically normal distribution of severity. When treatments for patients fall well outside the normal distribution, providers may request and receive additional payments known as outlier payments. The diagnosis related group payments do not consider a specific hospital’s actual costs but are adjusted for geographic area wage differentials. The majority of inpatient capital costs for acute care hospitals are reimbursed on a prospective system based on diagnosis related group weights multiplied by geographically adjusted federal weights.

     The diagnosis related group rates are adjusted each federal fiscal year and have been affected by federal legislation. The index used to adjust the diagnosis related group rates, known as the “market basket index,” gives consideration to the inflation experienced by hospitals and entities outside of the healthcare industry in purchasing goods and services. However, for several years the percentage increases to the diagnosis related group rates have been lower than the percentage increases in the costs of goods and services purchased by hospitals. The Medicare, Medicaid, and SCHIP Benefit Improvement and Protection Act of 2000 provides some relief to low diagnosis related group increases that had been mandated by the Balanced Budget Act of 1997. Under the Benefit Improvement and Protection Act, the diagnosis related group rate increased in the amount of the full market basket for federal fiscal year 2001 and in the amount of the market basket minus 0.55% for federal fiscal year 2002, and will increase in an amount equal to the market basket minus 0.55% for federal fiscal year 2003. Based on the historical adjustments to the market baskets, future legislation may decrease the future rate of increase for diagnosis related group payments, but we are unable to predict the amount of the reduction.

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

     All services paid under the prospective payment system for hospital outpatient services are classified into groups called ambulatory payment classifications or “APC“s. Services in each APC are similar clinically and in terms of the resources they require. A payment rate is established for each APC. The fee schedule for the outpatient prospective payment system was updated by a conversion factor equal to the market basket index for the calendar year 2001 and by the market basket index minus 1% for the calendar year 2002. The Centers for Medicare and

Medicaid Services has published a final rule increasing the conversion factor for calendar year 2003 by 3.5%. We anticipate that future legislation may decrease the future rate of increase for APC payments, but we are unable to predict the amount of the reduction.

     Under the outpatient prospective payment system, hospitals may receive additional amounts known as “pass-through payments” for using new technology, but the total amount of pass-through payments in a calendar year is subject to a cap. In April 2002, the Centers for Medicare and Medicaid Services implemented a payment cap of 2.5% of projected total payments under the hospital outpatient prospective payment system for years before 2004, which resulted in significantly reduced pass-through payments. The decrease in pass-through payments was partially offset, however, by increases in related APC payments. For calendar year 2003, the Centers for Medicare and Medicaid Services has announced that pass-through payments will not be reduced because these payments are not expected to exceed the statutory cap. The cap will be reduced to 2.0% of projected total payments under the hospital outpatient prospective payment system for 2004 and subsequent years. The Centers for Medicare and Medicaid Services may implement reductions in the pass-through payments in future years to reflect the cap applicable to 2004 and after.

     Medicare historically reimbursed skilled nursing units within hospitals on the basis of actual costs, subject to limits. As mandated by the Balanced Budget Act of 1997, the Centers for Medicare and Medicaid Services has established a prospective payment system for Medicare skilled nursing units, under which units are paid a federal per diem rate for virtually all covered services. The effect of the new payment system generally has been to significantly reduce reimbursement for skilled nursing services, which has led many hospitals to close such units. We will monitor closely and evaluate the few remaining skilled nursing units in our hospitals and related facilities to determine whether it is feasible to continue to offer such services under the new reimbursement system.

Medicaid

     Medicaid programs are jointly funded by federal and state governments and are administered by states under an approved plan that provides hospital and other healthcare benefits to qualifying individuals who are unable to afford care. All of our hospitals are certified as providers of Medicaid services. State Medicaid programs may use a prospective payment system, cost-based or other payment methodology for hospital services. Medicaid programs are required to take into account and make additional payments to hospitals serving disproportionate numbers of low income patients with special needs. Some of our hospitals receive such additional payments. The federal government and many states from time to time consider altering the level of Medicaid funding or expanding Medicaid benefits in a manner that could adversely affect future levels of Medicaid reimbursements received by our hospitals. Enrollment in managed Medicaid plans has increased in recent years and we expect this trend to continue.

Annual Cost Reports

     All hospitals participating in the Medicare and Medicaid programs, whether paid on a reasonable cost basis or under a prospective payment system, are required to meet specific financial reporting requirements. Federal regulations require submission of annual cost reports identifying medical costs and expenses associated with the services provided by each hospital to Medicare beneficiaries and Medicaid recipients. These annual cost reports are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to us under these reimbursement programs. The audit process, particularly in the case of Medicaid, takes several years to reach the final determination of allowable amounts under the programs. Providers also have the right of appeal, and it is common to contest issues raised in audits of prior years’ reports. Further, the Centers for Medicare and Medicaid Services extended filing due dates for cost reports for periods ending August 31, 2000 through September 30, 2002 as a result of problems it experienced with updating the Provider Statistical and Reimbursement System (data used to complete cost reports). For cost reports with delayed filing deadlines, our hospitals have received interim payments from the Centers for Medicare and Medicaid Services, which are subject to adjustment at a later date based upon the data included in the cost reports.

     Most of our prior year cost reports of our facilities are still open. If any of our facilities are found to have been in violation of federal or state laws relating to preparing and filing of Medicare or Medicaid cost reports, whether prior to or after the recapitalization transactions and our ownership of these facilities, our facilities and we could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participation in the

Medicare and Medicaid programs. If an allegation is lodged against one of our facilities for a violation occurring during the time period before the recapitalization transaction, or before our acquisition of the Tenet hospitals, we may have indemnification rights against Paracelsus or Tenet, as the case may be. In the recapitalization transaction with Paracelsus and in the Tenet transaction, we negotiated customary indemnification and hold harmless provisions for any damages we may incur.

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

     Enrollment in health maintenance organizations has declined slightly as many employers moved to offer plans with greater choice of providers. Enrollment in managed Medicare plans decreased in fiscal year 2002 due to managed Medicare plans withdrawing from the Medicare program or reducing their service areas. Enrollment in managed Medicaid plans has increased as the federal and state governments seek to control the cost of Medicaid programs.

Commercial Insurance

     Our hospitals provide services to a decreasing number of individuals covered by traditional private healthcare insurance. Private insurance carriers make direct payments to hospitals or, in some cases, reimburse their policy holders, based upon the particular hospital’s established charges and the particular coverage provided in the insurance policy.

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

Utilization Review

     Federal law contains numerous provisions designed to ensure that services rendered by hospitals to Medicare and Medicaid patients meet professionally recognized standards and are medically necessary and that claims for reimbursement are properly filed. These provisions include a requirement that a sampling of admissions of Medicare and Medicaid patients be reviewed by quality improvement organizations that analyze the appropriateness of Medicare and Medicaid patient admissions and discharges, quality of care provided, validity of diagnosis related group classifications and appropriateness of cases of extraordinary length of stay or cost. Quality improvement organizations may deny payment for services provided, assess fines and recommend to the Department of Health and Human Services that a provider not in substantial compliance with the standards of the quality improvement organization be excluded from participation in the Medicare program. Most non-governmental managed care organizations also require utilization review.

Federal and State Fraud and Abuse Provisions

     Participation in any federal healthcare program, like Medicare, is regulated heavily by statute and regulation. If a hospital provider fails to substantially comply with the numerous conditions of participation in the Medicare or Medicaid program or performs specific prohibited acts, the hospital’s participation in the Medicare program may be terminated or civil or criminal penalties may be imposed upon it under provisions of the Social Security Act and other statutes.

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

     The fact that conduct or a business arrangement does not fall within a safe harbor does not automatically render the conduct or business arrangement illegal under the anti-kickback statute. The conduct or business arrangement, however, does risk increased scrutiny by government enforcement authorities. We may be less willing than some of our competitors to take actions or enter into business arrangements that do not clearly satisfy the safe harbors. As a result, this unwillingness may put us at a competitive disadvantage.

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

     •     physician guaranties;

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

     We have a variety of financial relationships with physicians who refer patients to our hospitals. Physicians currently own interests in two of our ambulatory surgery centers and one of our hospitals. We intend to sell ownership interests in certain other of our facilities to physicians and other qualified investors in the future. We also have contracts with physicians providing for a variety of financial arrangements, including employment contracts, leases and professional service agreements. We provide financial incentives to recruit physicians to relocate to communities served by our hospitals, including minimum revenue guaranties and loans. Although we have established policies and procedures to ensure that our arrangements with physicians comply with current law and available interpretations, we cannot assure you that regulatory authorities that enforce these laws will not determine that some of these arrangements violate the anti-kickback statute or other applicable laws. This determination could subject us to liabilities under the Social Security Act, including criminal penalties of imprisonment or fines, civil penalties up to $50,000, damages up to three times the total amount of remuneration and exclusion from participation in Medicare, Medicaid or other federal healthcare programs, any of which could have a material adverse effect on our business, financial condition or results of operations.

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

     The Social Security Act also includes a provision commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare and Medicaid patients to entities with which they or any of their immediate family members have a financial relationship if these entities provide certain designated health services that are reimbursable by Medicare, including inpatient and outpatient hospital services. Sanctions for violating the Stark Law include civil money penalties up to $15,000 per prohibited service provided and exclusion from the federal healthcare programs. There are a number of exceptions to the self-referral prohibition, including an exception for a physician’s ownership interest in an entire hospital as opposed to an ownership interest in a hospital department. There are also exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases and recruitment agreements.

     On January 4, 2001, the Centers for Medicare and Medicaid Services issued final regulations subject to comment intended to clarify parts of the Stark Law and some of the exceptions to it. These regulations are considered the first phase of a two-phase process, with the remaining regulations to be published at an unknown future date. The majority of the phase one regulations became effective on or before January 4, 2002. The Centers for Medicare and Medicaid Services has delayed until July 7, 2003, the effective date of a portion of the phase one regulations related to whether percentage-based compensation is deemed to be “set in advance” for purposes of exceptions to the Stark Law. We cannot predict the final form that these regulations will take or the effect that the final regulations will have on us.

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

     Many of the states in which we operate also have adopted laws that prohibit payments to physicians in exchange for referrals similar to the anti-kickback statute or that otherwise prohibit fraud and abuse. Many states also have passed self-referral legislation similar to the Stark Law, prohibiting the referral of patients to entities with which the physician has a financial relationship. Often these state laws are broad in scope, because they apply regardless of the source of payment for care. These statutes typically provide criminal and civil penalties, as well as loss of licensure. Little precedent exists for the interpretation or enforcement of these state laws.

     Our operations could be adversely affected by the failure of our arrangements to comply with the anti-kickback statute, the Stark Law, billing laws and regulations, current state laws or other legislation or regulations in these areas adopted in the future. We are unable to predict whether other legislation or regulations at the federal or state level in any of these areas will be adopted, what form such legislation or regulations may take or their impact on our operations. We are continuing to enter into new financial arrangements with physicians and other providers in a manner structured to comply in all material respects with these laws. We cannot assure you, however, that governmental officials responsible for enforcing these laws will not assert that we are in violation of them or that such statutes ultimately will be interpreted by the courts in a manner consistent with our interpretation.

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

Corporate Practice of Medicine/Fee Splitting

     The states in which we operate have laws that prohibit unlicensed persons or business entities, including corporations, from employing physicians or laws that prohibit certain direct or indirect payments or fee-splitting arrangements between physicians and unlicensed persons or business entities. Possible sanctions for violations of these restrictions include loss of a physician’s license, civil and criminal penalties and rescission of business arrangements that may violate these restrictions. These statutes vary from state to state, are often vague and seldom have been interpreted by the courts or regulatory agencies. Although we exercise care to structure our arrangements with healthcare providers to comply with the relevant state law, and believe these arrangements comply with applicable laws in all material respects, we cannot assure you that governmental officials responsible for enforcing these laws will not assert that we, or transactions in which we are involved, are in violation of such laws, or that such laws ultimately will be interpreted by the courts in a manner consistent with our interpretations.

The Health Insurance Portability and Accountability Act of 1996

     The Health Insurance Portability and Accountability Act of 1996 requires the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. On August 17, 2000, the Department of Health and Human Services published final regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. For entities that failed to file for an extension by October 16, 2002, compliance with these regulations become mandatory on October 16, 2002. Entities that filed for an extension before October 16, 2002 have until October 16, 2003 to comply with the regulations. Our facilities filed for the extension before October 16, 2002 and we anticipate that we will be in compliance with the standards by October 16, 2003. Based on the existing transaction standards regulations, we believe that the cost of compliance with these regulations will not have a material adverse effect on our business, financial position or results of operations.

     The Health Insurance Portability and Accountability Act also requires the Department of Health and Human Services to adopt standards to protect the security and privacy of health-related information. The Department of Health and Human Services proposed regulations containing security standards on August 12, 1998. These proposed security regulations have not been finalized, but as proposed, would require healthcare providers to implement organizational and technical practices to protect the security of electronically maintained or transmitted health-related information. In addition, the Department of Health and Human Services released final regulations containing privacy standards in December 2000 and published revisions to the final regulations in August 2002. Compliance with these regulations is required by April 14, 2003. The privacy regulations will extensively regulate the use and disclosure of individually identifiable health-related information. The privacy regulations also provide patients with significant new rights related to understanding and controlling how their health information is used or disclosed. We are in the process of developing privacy policies and procedures, analyzing our operations to assess our privacy practices, and taking other steps to be in compliance with the privacy regulations by April 14, 2003. The security regulations, as proposed, and the privacy regulations could impose significant costs on our facilities in order to comply with these standards. We cannot predict the final form that the security regulations will take or the impact that final security and privacy regulations, when fully implemented, will have on us.

     Violations of the Health Insurance Portability and Accountability Act could result in civil penalties of up to $25,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation. In addition, our facilities will continue to remain subject to any privacy-related state laws that are more restrictive than the privacy regulations issued under the Health Insurance Portability and Accountability Act. These statutes vary by state and could impose additional penalties.

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

Conversion Legislation

     Many states have enacted or are considering enacting laws affecting the conversion or sale of not-for-profit hospitals. These laws generally include provisions relating to attorney general approval, advance notification and community involvement. In addition, attorneys general in states without specific conversion legislation may exercise authority over these transactions based upon existing law. In many states, there has been an increased interest in the oversight of not-for-profit conversions. The adoption of conversion legislation and the increased review of not-for-profit hospital conversions may increase the cost and difficulty or prevent the completion of transactions with or acquisitions of not-for-profit organizations in various states.

Healthcare Industry Investigations

     Significant media and public attention has focused in recent years on the hospital industry. Recently, increased attention has been paid to hospitals with high Medicare outlier payments. Further, there are numerous ongoing federal and state investigations regarding multiple issues. These investigations have targeted hospital companies as well as their executives and managers. We have substantial Medicare, Medicaid and other governmental billings, which could result in heightened scrutiny of our operations. We continue to monitor these and all other aspects of our business and have developed a compliance program to assist us in gaining comfort that our business practices are consistent with both legal principles and current industry standards. However, because the law in this area is complex and constantly evolving, we cannot assure you that government investigations will not result in interpretations that are inconsistent with industry practices, including ours. In public statements surrounding current investigations, governmental authorities have taken positions on a number of issues, including some for which little official interpretation previously has been available, that appear to be inconsistent with practices that have been common within the industry and that previously have not been challenged in this manner. In some instances, government investigations that have in the past been conducted under the civil provisions of federal law may now be conducted as criminal investigations.

     Many current healthcare investigations are national initiatives in which federal agencies target an entire segment of the healthcare industry. One example is the federal government’s initiative regarding hospital providers’ improper requests for separate payments for services rendered to a patient on an outpatient basis within three days prior to the patient’s admission to the hospital, where reimbursement for such services is included as part of the reimbursement for services furnished during an inpatient stay. In particular, the government has targeted all hospital providers to ensure conformity with this reimbursement rule. The federal government also has undertaken a national investigative initiative targeting the billing of claims for inpatient services related to bacterial pneumonia, as the government has found that many hospital providers have attempted to bill for pneumonia cases under more complex and higher reimbursed diagnosis related groups codes. Further, the federal government continues to investigate Medicare overpayments to prospective payment hospitals that incorrectly report transfers of patients to other prospective payment system hospitals as discharges. We are aware that prior to our acquisition of them, several of our hospitals were contacted in relation to certain government investigations that were targeted at an entire segment of the healthcare industry. Although we take the position that, under the terms of the acquisition agreements, the prior owners of these hospitals retained any liability resulting from these government investigations, we cannot assure you that the prior owners’ resolution of these matters or failure to resolve these matters, in the event that any resolution was deemed necessary, will not have a material adverse effect on our operations.

     It is possible that governmental entities may conduct investigations at facilities operated by us and that such investigations could result in significant penalties to us, as well as adverse publicity. It is also possible that our executives and managers, many of whom have worked at other healthcare companies that are or may become the subject of federal and state investigations and private litigation, could be included in governmental investigations or named as defendants in private litigation. The positions taken by authorities in any future investigations of us, our executives or managers or other healthcare providers and the liabilities or penalties that may be imposed could have a material adverse effect on our business, financial condition and results of operations.

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

Health Choice

     Health Choice is a prepaid Medicaid managed health plan in the Phoenix, Arizona area that we acquired in connection with our acquisition of three Phoenix-area hospitals from Tenet Healthcare Corporation. For the fiscal years ended September 30, 2002, 2001 and 2000, Health Choice net revenue comprised approximately 15%, 12% and 11%, respectively, of our total net revenue. Health Choice derives substantially all of its revenue through a contract with the Arizona Health Care Cost Containment System to provide specified health services to qualified Medicaid enrollees through contracts with providers. The contract requires us to provide healthcare services in exchange for fixed periodic payments and supplemental payments from the Arizona Health Care Cost Containment System. These services are provided regardless of the actual costs incurred to provide these services. We receive reinsurance and other supplemental payments from the Arizona Health Care Cost Containment System to cover certain costs of healthcare services that exceed certain thresholds. Health Choice is reimbursed for healthcare costs that exceed stated amounts at a rate ranging from 75% to 100% of qualified healthcare costs in excess of stated levels of $5,000 to $35,000 depending on eligibility classification of the member. Qualified costs are the lesser of the amount paid by Health Choice or the Arizona Health Care Cost Containment System fee schedule. As of September 30, 2002, we provided performance guaranties in the form of a surety bond in the amount of $9.4 million and a letter of credit in the amount of $11.2 million for the benefit of the Arizona Health Care Cost Containment System to support our obligations under the contract to provide and pay for the healthcare services. The amount of the performance guaranty is based upon the membership in the plan and the related capitation paid to us. In October 2002, we eliminated the surety bond and increased the letter of credit amount to $20.6 million.

     The contract with the Arizona Health Care Cost Containment System commenced on October 1, 1997 for an initial term of one year and reserved to the Arizona Health Care Cost Containment System the option to extend the term of the contract through September 30, 2002. Arizona law permits the Arizona Health Care Cost Containment System to extend contracts through October 1, 2004. Under the current amendment, the contract has been extended by the Arizona Health Care Cost Containment System through September 30, 2003. We anticipate that the Arizona Health Care Cost Containment System will issue a request for proposal in February 2003 for a new contract for the year beginning October 1, 2003. In the event we are not able to enter into a new contract with the Arizona Health Care Cost Containment System or our existing contract were to be discontinued, our revenue would be reduced and our profitability would be adversely affected.

     In November 2000, Arizona voters approved Proposition 204, which requires that tobacco settlement funds be used to increase the Arizona Health Care Cost Containment System eligibility income limits for full acute care medical coverage to 100% of the federal poverty level. Arizona’s share of such settlement funds has been estimated by the State to be $3.2 billion. Prior to Proposition 204, Arizona Health Care Cost Containment System coverage generally excluded those persons earning more than 34% of the federal poverty level, but as of October 1, 2001, coverage was expanded to 100% of the federal poverty level. As a result of this initiative, the State of Arizona estimates that the Arizona Health Care Cost Containment System will enroll between 137,600 and 185,000 new, low-income persons between October 2001 and 2005. The federal poverty level is a federal standard that changes each year in April. Usually, it is adjusted upward by a small percentage. As of September 30, 2002, the federal poverty level for a single individual was $8,860 of income per year. As we expected, Proposition 204 has resulted in an increase in enrollment in Health Choice with a corresponding increase in the health plan’s revenues. In addition, our hospitals in the Phoenix market are now serving more low-income patients who are covered by the Arizona Health Care Cost Containment System.

     Health Choice is subject to state and federal laws and regulations, and the Centers for Medicare and Medicaid Services and the Arizona Health Care Cost Containment System have the right to audit Health Choice to determine the plan’s compliance with such standards. Health Choice is required to file periodic reports with the Arizona Health Care Cost Containment System and to meet certain financial viability standards. Health Choice also must provide its enrollees with certain mandated benefits and must meet certain quality assurance and improvement requirements. Health Choice filed for an extension to compliance with the electronic transactions regulations under the Health Insurance Portability and Accountability Act and must comply with these regulations by October 16, 2003. In addition, Health Choice is required to comply with the privacy standards of the Health Insurance Portability Accountability Act by April 14, 2003. Health Choice will be required to comply with the security and identifier regulations of the act when compliance with those regulations becomes mandatory. We cannot predict the final form that these regulations will take or the impact that the final regulations, when fully implemented, will have on Health Choice.

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

     We believe that the incentives offered by Health Choice to its Medicaid enrollees and the discounts it receives from contracting healthcare providers satisfy the requirements of the safe harbor regulations. However, failure to satisfy each criterion of the applicable safe harbor does not mean that the arrangement constitutes a violation of the law; rather the safe harbor regulations provide that the arrangement must be analyzed on the basis of its specific facts and circumstances. We believe that Health Choice’s arrangements comply in all material respects with the federal anti-kickback statute and similar Arizona statutes.

Environmental Matters

     We are subject to various federal, state and local laws and regulations relating to environmental protection. Our hospitals are not highly regulated under environmental laws because we do not engage in any industrial activities at those locations. The principal environmental requirements and concerns applicable to our operations relate to:

     •     the proper handling and disposal of hazardous and low level radioactive medical waste;

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

     We do not expect our compliance with environmental laws and regulations to have a material effect on us. We also may be subject to requirements related to the remediation of substances that have been released to the environment at properties owned or operated by us or our predecessors or at properties where substances were sent for off-site treatment or disposal. These remediation requirements may be imposed without regard to fault, and liability for environmental remediation can be substantial.

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

     The cost of malpractice and other liability insurance, and the premiums and self-retention limits of such insurance, have risen significantly. For 2003, our self-insured retention has increased from $2.0 million in 2002 to $5.0 million and the maximum coverage under our insurance policies has decreased from $100.0 million to $75.0 million. We cannot assure you that this insurance will continue to be available at reasonable prices that will allow us to maintain adequate levels of coverage. We also cannot assure you that our cash flow will be adequate to provide for professional and general liability claims in the future.

Our Information Systems

     During 2000 and 2001, we converted and upgraded our clinical and financial information systems in all of our hospitals. We selected McKesson HBOC’s clinical and patient accounting software and Lawson’s financial application and enterprise resource planning software. We use other vendors for specialized information systems needs in our emergency, surgery and radiology departments. We continually evaluate and upgrade our information systems to incorporate new technology. Our information systems are essential to the following areas of our business operations, among others:

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

     Our information systems are standardized and integrated across all our facilities and allow us to:

     •     optimize staffing levels according to patient volumes, acuity and seasonal needs at each facility;

     •     perform product line analyses;

     •     track quality of care indicators on a current basis;

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

Risk Factors

     If We Are Unable To Negotiate Favorable Contracts With Managed Care Plans, Our Net Revenue May Be Reduced.

     Our ability to obtain favorable contracts with health maintenance organizations, preferred provider organizations and other managed care plans significantly affects the revenue and operating results of most of our hospitals. Revenue derived from health maintenance organizations, preferred provider organizations and other managed care plans accounted for 43.0% of our net patient revenue for the fiscal year ended September 30, 2002. In most cases, we negotiate our managed care contracts annually as they come up for renewal at various times during the year. Our future success will depend, in part, on our ability to renew existing managed care contracts and enter into new managed care contracts on terms favorable to us. Other healthcare providers, including some with greater geographic coverage or a wider range of services, may impact our ability to enter into managed care contracts or negotiate increases in our reimbursement and other favorable terms and conditions. In one region in which we operate, the largest healthcare provider organization controls one of the largest payor organizations and operates it primarily as a closed network. The patients enrolled in this integrated provider’s network are largely unavailable to us. In addition, this vertically integrated health system recently has begun contracting with a large independent payor in the region. In the event the integrated health system imposes a network limitation on that independent payor, this will further reduce access by our hospitals to a portion of the commercial patients in that region, and, as a result, our net revenue and profitability may be reduced.

     Changes In Governmental Programs May Significantly Reduce Our Revenue.

     Governmental healthcare programs, principally Medicare and Medicaid, accounted for 38.8% of our net patient revenue for the fiscal year ended September 30, 2002, exclusive of revenue from Health Choice. Recent legislative changes, including those enacted as part of the Balanced Budget Act of 1997, have resulted in limitations on and, in some cases, reductions in levels of, payments to healthcare providers for certain services under many of these government programs. Many changes imposed by the Balanced Budget Act of 1997 are being phased in over a period of years. Certain rate reductions resulting from the Balanced Budget Act of 1997 are being mitigated by the Balanced Budget Refinement Act of 1999 and the SCHIP Benefit Improvement and Protection Act of 2000. Nonetheless, the Balanced Budget Act of 1997 significantly changed the method of payment under the Medicare and Medicaid programs. This change has resulted, and we expect will continue to result, in significant reductions in payments for our inpatient, outpatient, home health and skilled nursing services. On August 1, 2000, the Centers for Medicare and Medicaid Services began reimbursing hospital outpatient services on a prospective payment system basis. We believe that hospital operating margins across the country, including ours, have been and may continue to be under pressure because of limited pricing flexibility and growth in operating expenses in excess of the increase in prospective payments under the Medicare program. In addition, a number of states are experiencing budget problems and have adopted or are considering legislation designed to reduce their Medicaid expenditures and to provide universal coverage and additional care, including enrolling Medicaid recipients in managed care programs and imposing additional taxes on hospitals to help finance or expand states’ Medicaid systems.

     Our Hospitals Face Competition For Patients From Other Hospitals And Healthcare Providers.

     In general, the hospital industry is highly competitive. Our hospitals face competition for patients from other hospitals in our markets, large tertiary care centers and outpatient service providers that provide similar services to those provided by our hospitals. Some of the hospitals that compete with ours are owned by governmental agencies or not-for-profit corporations supported by endowments and charitable contributions and can finance capital expenditures and operations on a tax-exempt basis. Some of our competitors have greater geographic coverage, offer a wider range of services or have more capital or other resources than we do. If our competitors are able to achieve greater geographic coverage, improve access and convenience to physicians and patients, recruit physicians to provide competing services at their facilities, expand or improve their services or obtain more favorable managed care contracts, we may experience a decline in patient volume.

     Our Performance Depends On Our Ability To Recruit and Retain Quality Physicians.

     The success of our hospitals depends on the following factors, among others:

     •     the number and quality of the physicians on the medical staffs of our hospitals;

     •     the admitting practices of those physicians; and

     •     our maintenance of good relations with those physicians.

     We generally do not employ physicians. Our efforts to recruit and retain physicians are affected by our managed care contracting relationships, national shortages in some specialties, such as anesthesiology and radiology, the adequacy of our support personnel and the condition of our facilities and medical equipment. Our efforts to recruit physicians has also been impacted by the inability of physicians in certain of the regions in which our facilities are located to obtain professional liability insurance on acceptable terms. We currently require all of the physicians on our medical staffs to maintain professional liability insurance. If we are unable to meet the needs of physicians in the regions in which our hospitals are located, they may not want to serve on our medical staffs or they may be discouraged from referring patients to our hospitals, which could adversely affect our profitability.

     Our Hospitals Face Competition For Staffing, Which May Increase Our Labor Costs And Reduce Profitability.

     We compete with other healthcare providers in recruiting and retaining qualified management and staff personnel responsible for the day-to-day operations of each of our hospitals, including nurses and other non-physician healthcare professionals. In some markets, the scarce availability of nurses and other medical support personnel has become a significant operating issue. This shortage may require us to enhance wages and benefits to recruit and retain nurses and other medical support personnel, recruit personnel from foreign countries, and hire more expensive temporary personnel. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. If our labor costs increase, we may not be able to raise rates to offset these increased costs. Because a significant percentage of our revenue consists of fixed, prospective payments, our ability to pass along increased labor costs is constrained. Our failure to recruit and retain qualified management, nurses and other medical support personnel, or to control our labor costs could have a material adverse effect on our profitability.

     Our Significant Indebtedness May Limit Our Ability To Grow And Compete With Other Hospital Companies.

     As of September 30, 2002, we had total long-term debt of $556.7 million, excluding current maturities. This represented approximately 78% of our total capitalization as of September 30, 2002. The amount of our outstanding indebtedness is large compared to the net book value of our assets, and we have significant repayment obligations under our outstanding indebtedness. In addition, the outstanding indebtedness under our bank credit facility bears interest at floating rates. Therefore, increases in prevailing interest rates will increase our interest payment obligations.

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

     •     Medicare outlier payments; and

     •     physician ownership and joint ventures involving hospitals.

     Amendments in 1986 to the federal False Claims Act have made it easier for private parties to bring “qui tam” whistleblower lawsuits against companies. Some states have adopted similar state whistleblower and false claims provisions.

     The Office of the Inspector General of the U.S. Department of Health and Human Services and the Department of Justice have, from time to time, established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Initiatives include a focus on hospital billing for outpatient charges associated with inpatient services, as well as improper billing for transfers of patients to other hospitals. Further, increased attention has been paid to hospitals with high Medicare outlier payments. The Office of Inspector General is examining outlier payments, and the Centers for Medicare and Medicaid Services has begun analyzing data to identify hospitals with high outlier payments for further review. We do not believe that we have a high level of outlier payments.

     Some of our activities may be the subject of governmental investigations or inquiries from time to time. For example, we have significant Medicare and Medicaid billings, we provide home healthcare services at one of our hospitals, we have joint venture arrangements involving physician investors and we have one hospital that has physician investors. In addition, our executives and managers, many of whom have worked at other healthcare companies that are or may become the subject of federal and state investigations and private litigation, may be included in governmental investigations or named as defendants in private litigation. Any investigations of us, our executives or managers could result in significant liabilities or penalties to us, as well as adverse publicity.

     We Have A Limited Operating History.

     We began operating our hospitals in October 1999 and have undergone recent changes in our senior management. Most of our senior management team, including our Chairman, President and Chief Executive Officer, our Chief Operating Officer and our Chief Financial Officer have been in their current positions for less than two full fiscal years. As a result, although the individual members of our management team have experience managing large groups of hospitals, they have limited experience working together as a single management team.

     In addition, our lack of operating history may make it difficult for investors to evaluate our business and financial condition. We have been operating all of our facilities together for less than three full fiscal years, and therefore we do not have complete comparative historical financial information with which to evaluate our performance.

     A Failure of Our Information Systems Would Adversely Affect Our Ability to Properly Manage Our Operations.

     We rely on our sophisticated information systems and our ability to successfully use these systems in our operations. These systems are essential to the following areas of our business operations, among others:

     •     patient accounting, including billing and collection of net revenue;

     •     financial, accounting, reporting and payroll;

     •     coding and compliance;

     •     laboratory, radiology and pharmacy systems;

     •     medical records and document storage;

     •     inventory management; and

     •     negotiating, pricing and administering managed care contracts.

     If we are unable to use these systems effectively, we may experience delays in collection of net revenue, and may not be able to properly manage our operations.

     If Any One Of The Regions In Which We Operate Experiences An Economic Downturn Or Other Material Change, Our Overall Business Results May Suffer.

     Of our 14 acute care hospitals, four are located in Salt Lake City, three are located in Phoenix, three are located in Tampa-St. Petersburg, and four are located in the State of Texas. For the year ended September 30, 2002, our net revenue was generated as follows:

Operations	Net Revenue

Salt Lake City	24%
Phoenix	18%
Tampa-St. Petersburg	20%
Texas	22%
Health Choice and other	16%

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

     We May Be Subject To Liabilities Because Of Claims Brought Against Our Facilities.

     Plaintiffs frequently bring actions against hospitals and other healthcare providers, alleging malpractice, product liability or other legal theories. Many of these actions involve large claims and significant defense costs. We maintain professional malpractice liability insurance and general liability insurance in amounts we believe are sufficient to cover claims arising out of the operations of our facilities. Some of the claims could exceed the scope of the coverage in effect or coverage of particular claims or damages could be denied.

     The premiums and self-insurance retentions associated with such insurance have risen substantially in recent years. For 2003, our self-insured retention has increased from $2.0 million in 2002 to $5.0 million and the maximum coverage under our insurance policies has decreased from $100.0 million to $75.0 million. As a result, we are subject to greater self-insured risk and may be required to fund losses out of our operating cash flow to a greater extent than during 2002. We cannot assure you that we will be able to continue to obtain insurance coverage in the future or that, if such insurance is available, that it will be available on acceptable terms.

     Should We Be Unable To Control Healthcare Costs At Health Choice, Our Profitability May Be Adversely Affected.

     During the year ended September 30, 2002, our Health Choice health plan generated 14.5% of our net revenue and 5.5% of our EBITDA. Health Choice derives substantially all of its net revenue through a contract with the Arizona Health Care Cost Containment System, which is the state agency that administers Arizona’s Medicaid program. The Arizona Health Care Cost Containment System sets the capitated rates we receive at Health Choice and Health Choice subcontracts with physicians, hospitals and other healthcare providers to provide services to its enrollees. If we fail to effectively manage healthcare costs, these costs may exceed the payments we receive. Many factors can cause actual healthcare costs to exceed the capitated rates set by the Arizona Health Care Cost Containment System, including:

     •     our ability to contract with cost-effective healthcare providers;

     •     the increased cost of individual healthcare services;

     •     the type and number of individual healthcare services delivered; and

     •     the occurrence of catastrophes, epidemics or other unforeseen occurrences.

     If Health Choice Is Unable To Negotiate A New Contract With The Arizona Health Care Cost Containment System Or If Its Existing Contract Were Discontinued, Our Net Revenue And Profitability Would Be Adversely Affected.

     Health Choice’s contract with the Arizona Health Care Cost Containment System expires on September 30, 2003. We anticipate that the Arizona Health Care Cost Containment System will issue a request for proposal in February 2003 for a new contract for the year beginning October 1, 2003. In the event we are not able to enter into a new contract with the Arizona Health Care Cost Containment System or our existing contract were to be discontinued, we would be forced to cease operations at Health Choice and our net revenue and cash flow would be reduced and our profitability would be adversely affected.

     Significant Competition From Other Healthcare Companies And State Efforts To Regulate The Sale Of Not-For-Profit Hospitals May Affect Our Ability To Acquire Hospitals.

     One element of our business strategy is to expand through selective acquisitions of hospitals in our existing markets and in new growing markets. We compete for acquisitions with other healthcare companies, some of which have greater competitive advantages or financial resources than us. Therefore, we may not be able to acquire hospitals on terms favorable to us or at all. Additionally, many states, including some where we have hospitals and others where we may in the future acquire hospitals, have adopted legislation regarding the sale or other disposition of hospitals operated by not-for-profit entities. In other states that do not have specific legislation, the attorneys general have demonstrated an interest in these transactions under their general obligations to protect charitable assets from waste. These legislative and administrative efforts focus primarily on the appropriate valuation of the assets divested and the use of the proceeds of the sale by the not-for-profit seller. These review and approval processes can add time to the closing of an acquisition of a not-for-profit hospital and future actions on the state level could seriously delay or even prevent our ability to acquire not-for-profit hospitals in the future.

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

Item 2.  Properties.

     We operate 14 general, acute care hospitals and four ambulatory surgery centers. Of the 14 hospitals we operate, we currently own 12 and lease two. One of the hospitals we own has third-party investors that together own an 11.2% ownership interest. Two of the surgery centers we operate are owned by joint ventures in which we own varying interests. The following table contains information concerning our hospitals and ambulatory surgery centers.

Hospitals	City	State	Licensed Beds

Davis Hospital and Medical Center	Layton	UT	126
Jordan Valley Hospital	West Jordan	UT	50
Pioneer Valley Hospital(1)	West Valley City	UT	139
Salt Lake Regional Medical Center	Salt Lake City	UT	200
Mesa General Hospital Medical Center(2)	Mesa	AZ	130
St. Luke’s Medical Center(3)(4)	Phoenix	AZ	295
Tempe St. Luke’s Hospital(4)	Tempe	AZ	109
Memorial Hospital of Tampa	Tampa	FL	174
Palms of Pasadena Hospital	St. Petersburg	FL	307
Town & Country Hospital	Tampa	FL	201
Mid-Jefferson Hospital	Nederland	TX	138
Odessa Regional Hospital(5)	Odessa	TX	121
Park Place Medical Center	Port Arthur	TX	244
Southwest General Hospital	San Antonio	TX	316

Surgery Centers
Davis Surgical Center(6)	Layton	UT	—
Biltmore Surgery Center(7)	Phoenix	AZ	—
Metro Surgery Center	Mesa	AZ	—
Arizona Diagnostic and Surgery Center	Mesa	AZ	—

(1)	Pioneer Valley Hospital is leased pursuant to a lease agreement that expires on January 31, 2004. We have options to extend the term of the lease through January 31, 2039.

(2)	Mesa General Hospital Medical Center is leased pursuant to a lease agreement that expires on July 31, 2003. We have options to extend the term of the lease through July 31, 2023.

(3)	Includes St. Luke’s Behavioral Health Center.

(4)	We purchased the land and buildings at these facilities on October 15, 2001. Prior to October 15, 2001, we leased St. Luke’s Medical Center, St. Luke’s Behavioral Center and Tempe St. Luke’s Hospital pursuant to a lease agreement that would have expired on January 31, 2010.

(5)	Owned by a limited partnership in which we own an 88.8% interest.

(6)	Owned by a joint venture in which we own a 26.6% interest.

(7)	Owned by a joint venture in which we own a 62.4% interest.

     We also operate medical office buildings in conjunction with our hospitals. These office buildings are occupied primarily by physicians who practice at our hospitals.

     In addition, we own the land and buildings at Rocky Mountain Medical Center, which we opened on April 10, 2000 and closed on June 2, 2001. We have classified the assets at Rocky Mountain Medical Center as held for sale.

     During fiscal year 2002, we owned a 50% interest in the joint venture that owns and operates Sandy City ASC in West Jordan, Utah. On October 21, 2002, our interest in the joint venture was redeemed by the joint venture pursuant to a purchase agreement between the joint venture and us.

     We have entered into an agreement to sell Metro Surgery Center. We expect the transaction to close during December 2002.

     Our principal executive offices in Franklin, Tennessee are located in approximately 31,000 square feet of office space. Of our office space, 27,000 square feet of space is leased pursuant to a lease that expires in 2005. We have an option to extend the term of this lease for two additional five-year periods. The remaining 4,000 square feet of our office space is leased pursuant to a sublease that expires in 2004. Our principal executive offices, hospitals and other facilities are suitable for their respective uses and generally are adequate for our present needs.

Item 3.  Legal Proceedings.

     On August 18, 2000, our subsidiary, Rocky Mountain Medical Center, filed a Complaint and Motion for Preliminary Injunction in the Third Judicial District Court for Salt Lake County, State of Utah against St. Mark’s Hospital. St. Mark’s Hospital is owned by HCA Inc. The complaint alleges certain state law violations by St. Mark’s Hospital, including exclusionary contracting practices and other conduct constituting, among other things, a group boycott under the Utah Antitrust Act, and seeks unspecified monetary and punitive damages. Both parties filed Motions for Summary Judgment in this case and consolidated oral arguments regarding both parties’ motions were held on October 29, 2001. On December 14, 2001, the court denied both parties’ motions. On June 25, 2002, the court granted our motion to add HCA Inc. and one of its subsidiaries as defendants. The case is still pending, discovery is ongoing and we intend to continue to vigorously pursue this litigation.

     We are involved in other litigation and proceedings in the ordinary course of our business. We do not believe the outcome of any such litigation will have a material adverse effect upon our business, financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of stockholders during the fourth quarter ended September 30, 2002.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters.

     There is no established public trading market for our common stock. At December 23, 2002, there were 65 holders of record of our common stock.

     We have not declared or paid a cash dividend on our common stock. It is the present policy of our board of directors to retain all earnings to support operations and finance expansion. Our senior credit facility restricts our ability to pay cash dividends on our common stock, and the indenture governing our senior subordinated notes currently prohibits the payment of cash dividends on our common stock.

Item 6.  Selected Financial Data.

     The following tables present selected financial data for our company for the years ended September 30, 2002, 2001 and 2000 derived from our audited consolidated financial statements and include financial data for the ten hospitals that we acquired from Tenet Healthcare Corporation from October 15, 1999, their date of acquisition. The consolidated financial statements and the related notes to our consolidated financial statements for the years ended September 30, 2002, 2001 and 2000, together with the related report of independent auditors are included elsewhere in this annual report on Form 10-K.

     The following tables also present selected historical financial data for the hospitals that we acquired in a recapitalization transaction with Paracelsus Healthcare Corporation for the fiscal year ended December 31, 1998, and for the nine months ended September 30, 1999 and 1998. We have derived the selected financial data for the year ended December 31, 1998 and for the nine months ended September 30, 1999 from the audited combined financial statements of the Paracelsus hospitals. We have derived the selected financial data for the nine months ended September 30, 1998 from the unaudited combined financial statements of the Paracelsus hospitals.

     The following data should be read in conjunction with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that appear elsewhere in this annual report on Form 10-K.

	IASIS			Paracelsus Hospitals(1)

		Year Ended		Nine Months Ended		Year Ended
		September 30,		September 30,		December 31,
	2002	2001	2000	1999	1998	1998

(in thousands)
Statement of Operations Data:
Net revenue	$949,888	$889,541	$815,163	$137,397	$134,017	$178,309
Costs and expenses:
Salaries and benefits	324,713	317,439	285,451	47,169	47,306	63,158
Supplies and other operating expenses	422,914	395,003	357,552	56,846	55,073	71,346
Provision for bad debts	72,238	73,417	60,579	9,934	8,131	11,822
Interest, net	55,317	64,346	62,352	7,304	13,426	17,088
Depreciation and amortization	46,111	53,163	47,559	9,620	8,606	11,770
Allocated management fees	—	—	—	5,027	4,940	6,587
Recapitalization costs (2)	—	—	3,478	—	—	—
Reversal of excess loss contract accrual (3)	—	—	—	—	(7,500)	(7,500)
Provision for asset revaluation, closure and other costs (4)	—	16,612	—	—	—	—

Total costs and expenses	921,293	919,980	816,971	135,900	129,982	174,271

Earnings (loss) from continuing operations before minority interests, income taxes and cumulative effect of a change in accounting principle	28,595	(30,439)	(1,808)	1,497	4,035	4,038
Minority interests	1,042	441	74	(140)	54	68

Earnings (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	27,553	(30,880)	(1,882)	1,637	3,981	3,970
Income tax expense	—	—	2,219	—	—	—

Net earnings (loss) from continuing operations before cumulative effect of a change in accounting principle	27,553	(30,880)	(4,101)	1,637	3,981	3,970
Earnings (loss) from discontinued operations and cumulative effect of a change in accounting principle (6)	(38,525)	1,000	(10,602)	—	—	—

Net Loss	$(10,972)	$(29,880)	$(14,703)	$1,637	$3,981	$3,970

Balance Sheet Data:
Total assets	$898,483	$866,309	$873,839	$213,259	$222,458	$216,319
Long-term debt and capital lease obligations (including current portion)	582,943	550,177	557,654	1,499	1,269	2,273
Stockholders’ equity (deficit)(5)	155,544	166,294	5,431	(84,585)	(85,568)	(85,634)
Working capital	56,999	68,016	65,018	3,687	17,433	10,350

(1)	The selected financial data includes complete financial data for the Paracelsus hospitals for the all of the periods noted with the exception of Rocky Mountain Medical Center, which was closed as of June 30, 1997, reopened by us on April 10, 2000 and subsequently closed by us on June 2, 2001.

(2)	We incurred legal, accounting and other related charges of approximately $3.5 million in connection with the recapitalization transaction.

(3)	The loss reserve of approximately $38.1 million initially recorded in 1996 in connection with an unprofitable capitated Medicare managed care contract at Rocky Mountain Medical Center was reduced by $7.5 million in 1998 based on the final settlement of the unprofitable payor contract.

(4)	In 2001, we recorded asset revaluation, closure and other costs of $16.6 million related to the closure of Rocky Mountain Medical Center in June 2001, employee severance costs and the write-off of deferred initial public offering costs.

(5)	On October 26, 2000, all shares of our mandatorily redeemable Series A and Series B preferred stock were exchanged for shares of our common stock on the basis of ten common shares for each preferred share. The exchange was recorded in the first quarter of 2001 and increased our stockholders’ equity by approximately $189.3 million.

(6)	Earnings (loss) from discontinued operations and cumulative effect of a change in accounting principle consists of a $39.5 million non-cash transitional impairment charge, related to the adoption of SFAS 142, Goodwill and Other Intangible Assets, during the year ended September 30, 2002 and reversal of excess loss accrual (loss on discontinued operations and disposal) of $1.0 million, $1.0 million, and ($10.6) million for the years ended September 30, 2002, 2001 and 2000, respectively.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements, the notes to our consolidated financial statements, and the other financial information appearing elsewhere in this report. Data for the years ended September 30, 2002, 2001 and 2000 has been derived from our audited consolidated financial statements.

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

General

     We are a leading owner and operator of acute care hospitals that develops and operates networks of medium-sized hospitals in high-growth urban and suburban markets. We operate our hospitals with a strong community focus by offering and developing healthcare services to meet the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans. Currently, we own or lease 14 hospitals with a total of 2,106 beds in service. Our hospitals are located in four regions:

     •     Salt Lake City, Utah;

     •     Phoenix, Arizona;

     •     Tampa-St. Petersburg, Florida; and

     •     three cities in the State of Texas, including San Antonio.

We also operate four ambulatory surgery centers and a Medicaid managed health plan called Health Choice that serves over 58,000 members.

     Net revenue is comprised of net patient service revenue and other revenue. Net patient service revenue is reported net of contractual adjustments. The adjustments principally result from differences between the hospitals’ established charges and payment rates under Medicare, Medicaid and various managed care plans. Established hospital charges generally have increased at a faster rate than the rate of increase for Medicare and Medicaid payments. The calculation of appropriate payments from the Medicare and Medicaid programs as well as terms governing agreements with other third-party payors are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount. Other revenue includes revenue from Health Choice, medical office building rental income and other miscellaneous revenue. Operating expenses consist of salaries and benefits, supplies, other operating expenses and provision for bad debts.

     Our hospitals’ net patient service revenue continues to be affected by an increasing proportion of revenue being derived from fixed payment, higher discount sources including Medicare, Medicaid, managed care organizations and others. Fixed payment amounts for Medicare and Medicaid services are often based upon a diagnosis regardless of the cost incurred or the level of services provided. Our net revenue, cash flows and results of operations have been negatively impacted by this reimbursement methodology. We expect patient volumes from Medicare and Medicaid to continue to increase due to the general aging of the population and expansion of state Medicaid programs. Under the Balanced Budget Act of 1997, reimbursement from Medicare and Medicaid was reduced from 1998 through 2002. Certain of the rate reductions resulting from the Balanced Budget Act of 1997 are being mitigated by the Balanced Budget Refinement Act of 1999 and the SCHIP Benefit Improvement and Protection Act of 2000. It is estimated that the SCHIP Benefit Improvement and Protection Act of 2000 will provide approximately $35.0 billion in funding restorations to Medicare healthcare providers over a period of five years, approximately one-third of which will go to hospitals. The percentage of our net patient revenue related to Medicare and Medicaid was 38.8% and 37.9% for the years ended September 30, 2002 and 2001, respectively.

     Our net revenue also is affected by the trend toward performing more services on an outpatient basis due to advances in medical technology and pharmacology as well as cost containment pressures from Medicare, Medicaid, managed care organizations and other sources of revenue. Approximately 39.0% and 36.0% of our gross patient revenue during the years ended September 30, 2002 and 2001, respectively, was generated from outpatient procedures.

Recapitalization and Acquisition Transactions

     Our company was formed in October 1999 through a series of transactions that were arranged by JLL Partners, Inc. (formerly known as Joseph Littlejohn & Levy, Inc.) and members of our management team. JLL Partners, Inc. is the private equity firm that controls JLL Healthcare, LLC, our largest stockholder. The first transaction was effective October 8, 1999, when Paracelsus Healthcare Corporation and unrelated third parties recapitalized five acute care hospitals in Salt Lake City, Utah owned by a subsidiary of Paracelsus. In connection with the recapitalization, JLL Healthcare, LLC and some of our stockholders purchased an aggregate of $125.0 million of the outstanding common stock of the subsidiary of Paracelsus. The subsidiary then repurchased $155.0 million of its common stock from Paracelsus. The recapitalization transaction resulted in Paracelsus retaining an approximately 6.0% minority interest in the preexisting Paracelsus subsidiary that owned the five acute care hospitals. After the recapitalization, the former Paracelsus subsidiary changed its name to IASIS Healthcare Corporation and changed its fiscal year end to September 30.

     The second transaction was effective October 15, 1999, when we acquired ten acute care hospitals and other related facilities and assets from Tenet Healthcare Corporation. Concurrent with the Tenet transaction, a company formed by members of our management to acquire and operate hospitals and related businesses was merged with and into a wholly owned subsidiary of our company.

     The Tenet transaction and merger with a company formed by members of our management were accounted for using the purchase method of accounting. The operating results of these acquired companies have been included in our accompanying consolidated statements of operations from the October 15, 1999 date of acquisition.

Discontinued Operations

     Our financial results from continuing operations exclude the results of Clinicare, our physician practice operations that consisted of 31 physicians in 13 offices. We have completed exiting this business by selling the assets of our physician practices and closing our practice support offices. Net revenue and expenses associated with these operations have been reclassified to discontinued operations. We incurred losses from our discontinued physician practice operations in the year ended September 30, 2000 of $10.6 million. The loss from discontinued operations for the year ended September 30, 2000, included a charge of $7.4 million to provide for costs associated with the discontinuation and disposal of the physician practice operations. During the years ended September 30, 2002 and 2001, $972,000 and $1.0 million, respectively, of previously recorded loss accruals were reversed because the actual costs of discontinuing these operations were less than previously estimated.

Critical Accounting Policies

     Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In preparing our financial statements, we make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. The following represent the estimates that we consider most critical to our operating performance and involve the most subjective and complex assumptions and assessments.

     Allowance for Doubtful Accounts. Our ability to collect outstanding receivables from third-party payors and others is critical to our operating performance and cash flows. The primary collection risk lies with uninsured patient accounts or patient accounts for which primary insurance has paid but a patient portion remains outstanding. Our allowance for doubtful accounts is estimated based primarily upon the age of patient accounts receivable, the patient’s economic inability to pay and the effectiveness of our collection efforts. We routinely monitor our accounts receivable balances and utilize historical collection and write-off experience to support the basis for our estimates of the provision for doubtful accounts. Significant changes in payor mix or business office operations could have a significant impact on our results of operations and cash flows.

     Allowance for Contractual Discounts. We derive a significant portion of our net patient revenue from Medicare, Medicaid and managed care payors that receive discounts from our standard charges. For the year ended September 30, 2002, Medicare, Medicaid and managed care revenue accounted for 81.8% of total net patient revenue. Medicare and Medicaid regulations and various managed care contracts are often complex and may include multiple reimbursement mechanisms for different types of services provided in our healthcare facilities and cost settlement provisions requiring complex calculations and assumptions subject to interpretation. We estimate the allowance for contractual discounts on a payor-specific basis given our interpretation of the applicable regulations or contract terms. Management has invested significant resources in human resources and information systems to improve the estimation process. However, the services authorized and provided and resulting reimbursement are often subject to interpretation. These interpretations sometimes result in payments that differ from our estimates. Additionally, updated regulations and contract renegotiations occur frequently necessitating continual review and assessment of the estimation process by management. The significance of our third-party settlement estimates has increased due to the delays in the filing and review of Medicare cost reports as a result of delays in receiving necessary reports from Medicare fiscal intermediaries. These delays hamper our ability to adjust third-party settlement estimates in as timely and precise a manner as would be otherwise possible.

     Insurance Reserves. Given the nature of our operating environment, we may become subject to medical malpractice or workers compensation claims or lawsuits. We maintain third-party insurance coverage for individual malpractice and workers compensation claims to mitigate a portion of this risk. In addition, we maintain excess coverage limiting our exposure to an aggregate annual amount for claims. We estimate our reserve for self-insured professional and general liability and workers compensation risks using historical claims data, demographic factors, severity factors, current incident logs and other actuarial data. As of September 30, 2002, our professional and general liability accrual for asserted and unasserted claims was approximately $17.6 million, and is included within other long-term liabilities. For the year ended September 30, 2002, our total premiums and self-insured retention cost for professional and general liability insurance was approximately $15.8 million. Our estimated accrual of the self-insurance risk for workers compensation claims at September 30, 2002 was $4.4 million, which is included in other accrued expenses and other current liabilities. The estimated accrual for malpractice and workers compensation claims could be significantly affected should current and future occurrences differ from historical claims trends. The estimation process is also complicated by the relatively short period of time in which we have owned our healthcare facilities, as occurrence data under previous ownership may not necessarily reflect occurrence data under our ownership. While we monitor current claims closely and consider outcomes when estimating our insurance accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in the estimates.

     Medical Claims Payable. Medical claims expense, which is included in other operating expenses, was $122.7 million, or 89.0% of Health Choice revenue, for the year ended September 30, 2002, as compared to $96.5 million, or 89.5% of Health Choice revenue, for the prior-year period. Our liability for medical claims was $30.3 million and $21.9 million at September 30, 2002 and 2001, respectively. Given the increased patient enrollment in our health plan, the medical claims payable has continually increased. We estimate the medical claims payable using historical claims experience (including severity and payment lag time) and other actuarial data including number of enrollees, age of enrollees and certain enrollee health indicators to predict the cost of healthcare services provided to enrollees during any given period. While management believes that its estimation methodology effectively captures trends in medical claims costs, actual payments could differ significantly from our estimates given changes in the healthcare cost structure or adverse experience. For the year ended September 30, 2002, approximately $6.4 million of health plan payments made to hospitals and other healthcare entities owned by us for services provided to our enrollees were eliminated in consolidation. Our operating results and cash flows could be materially affected by increased or decreased utilization of our owned healthcare facilities by enrollees of our health plan.

     The estimates, judgments and assumptions used by us under “Allowance for Doubtful Accounts,” “Allowance for Contractual Discounts,” “Insurance Reserves” and “Medical Claims Payable” are, we believe, reasonable, but involve inherent uncertainties as described above, which may or may not be controllable by management. As a result, the accounting for such items could result in different amounts if management used different assumptions or if different conditions occur in future periods.

Selected Operating Data

     The following table sets forth certain unaudited operating data for each of the periods presented. The operating data include the Tenet hospitals from October 15, 1999, their date of acquisition.

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2002	2001(1)	2000(1)

Number of hospitals at end of period	14	14	15
Licensed beds at end of period	2,550	2,520	2,685
Beds in service at end of period	2,106	2,063	2,194
Average length of stay (days) (2)	4.29	4.32	4.45
Occupancy rates (average beds in service)	43.5%	44.1%	43.0%
Admissions(3)	77,806	80,511	74,243
Adjusted admissions(4)	131,501	130,502	121,030
Patient days(5)	333,922	347,689	330,510
Adjusted patient days(4)	544,337	545,781	522,908

(1)	Includes Rocky Mountain Medical Center, which we opened on April 10, 2000 and closed on June 2, 2001.

(2)	Represents the average number of days that a patient stayed in our hospitals.

(3)	Represents the total number of patients admitted to our hospitals for stays in excess of 23 hours. Management and investors use this number as a general measure of inpatient volume.

(4)	Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions/patient days by multiplying admissions/patient days by gross patient revenue and then dividing that number by gross inpatient revenue.

(5)	Represents the number of days our beds were occupied over the period.

Results of Operations

     The following table presents, for the periods indicated, information expressed as a percentage of net revenue. Such information has been derived from our consolidated statements of operations. The results of operations include the Tenet hospitals, Health Choice and the company formed by members of our management from October 15, 1999, their acquisition date.

	Year Ended	Year Ended	Year Ended
	September 30, 2002	September 30, 2001	September 30, 2000

Net revenue	100.0%	100.0%	100.0%
Salaries and benefits	34.2	35.7	35.0
Supplies	14.0	14.9	15.1
Other operating expenses(1)	30.5	29.5	28.8
Provision for bad debts	7.6	8.2	7.4

Total operating expenses	86.3	88.3	86.3

EBITDA(2)	13.7	11.7	13.7
Depreciation and amortization	4.9	6.0	5.8
Interest, net	5.8	7.2	7.7
Minority interests	0.1	0.1	—
Provision for asset revaluation, closure and other costs	—	1.9	—
Recapitalization costs	—	—	0.4

Earnings (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	2.9	(3.5)	(0.2)
Income tax expense	—	—	0.3

Earnings (loss) from continuing operations before cumulative effect of a change in accounting principle	2.9	(3.5)	(0.5)
Earnings (loss) from discontinued operations and cumulative effect of a change in accounting principle(3)	(4.1)	0.1	(1.3)

Net loss	(1.2)%	(3.4)%	(1.8)%

(1)	Other operating expenses consist of medical claims expense of Health Choice and other operating costs.
(2)	EBITDA represents earnings from continuing operations before interest expense, minority interests, income taxes, provision for asset revaluation, closure and other costs, recapitalization costs and depreciation and amortization. Although EBITDA should not be considered in isolation or as a substitute for net earnings, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States, management understands that EBITDA is commonly used to evaluate a company’s financial performance, especially in evaluating healthcare companies. EBITDA, as presented, may not be comparable to similarly titled measures of other companies.
(3)	Earnings (loss) from discontinued operations and cumulative effect of a change in accounting principle consists of a $39.5 million non-cash transitional impairment charge, related to the adoption of SFAS 142, Goodwill and Other Intangible Assets, during the year ended September 30, 2002 and reversal of excess loss accrual (loss on discontinued operations and disposal) of $1.0 million, $1.0 million, and ($10.6) million for the years ended September 30, 2002, 2001 and 2000, respectively.

Year Ended September 30, 2002 Compared to Year Ended September 30, 2001

     Net revenue for the year ended September 30, 2002 was $949.9 million, an increase of $60.4 million, or 6.8%, from $889.5 million for the year ended September 30, 2001. The increase in net revenue was a combination of an increase of $32.7 million in net revenue from hospital operations, which we refer to as our acute care service segment in our financial statements, and an increase of $27.6 million in net revenue from Health Choice.

     Net revenue from our hospital operations for the year ended September 30, 2002 was $811.7 million, an increase of $32.7 million, or 4.2%, from $779.0 million for the year ended September 30, 2001. A portion of the increase in net revenue from period to period was due to a reduction in net revenue of $6.35 million in the prior year to provide for managed care valuation allowances, as discussed below. Offsetting the increase in net revenue was Rocky Mountain Medical Center, which generated $12.9 million of net revenue for the year ended September 30, 2001 and was closed on June 2, 2001, as discussed below. Excluding Rocky Mountain Medical Center and the effect of managed care valuation allowances, same facility net revenue from our hospital operations increased $39.3 million, or 5.1%, from period to period. Our net patient revenue per adjusted patient day increased 4.5% for the year ended September 30, 2002, compared to the year ended September 30, 2001, again excluding Rocky Mountain Medical Center and the managed care valuation allowances. The increase in net patient revenue per adjusted patient day was due primarily to price increases in our hospital operations and increased acuity.

     Admissions decreased 2.2% from 79,594 for the year ended September 30, 2001, excluding Rocky Mountain Medical Center, to 77,806 for the same period in 2002, and patient days decreased 3.0% from 344,394 for the year ended September 30, 2001, excluding Rocky Mountain Medical Center, to 333,922 for the same period in 2002. Adjusted admissions increased 2.0% from 128,923 for the year ended September 30, 2001, excluding Rocky Mountain Medical Center, to 131,501 for the same period in 2002, and adjusted patient days increased 0.8% from 540,108 for the year ended September 30, 2001, excluding Rocky Mountain Medical Center, to 544,377 for the same period in 2002. Volume was negatively impacted during the year ended September 30, 2002 by the results from our Arizona market as well as the closure of sub-acute units in other markets during the prior year. Excluding our Arizona market, admissions and adjusted admissions increased 1.4% and 4.8%, respectively, while patient days and adjusted patient days increased 1.8% and 4.6%, respectively.

     In our Arizona market, admissions and patient days were lower during the year ended September 30, 2002, compared to the same period in 2001. The decline in volume in that market was due primarily to the Company’s decision to eliminate unprofitable services, along with the closure of two sub-acute units in the third and fourth quarters of fiscal 2001 and changes in managed care contracts. In response to the declines in volume and net revenue in the Arizona market, we have focused on obtaining favorable price increases, growing profitable product lines, eliminating unprofitable product lines, upgrading medical equipment and technology and recruiting additional physicians to improve the patient and service mix. Additionally, in December 2001 we obtained discounts for certain supplies and implemented a workforce reduction plan.

     Net revenue from Health Choice was $138.2 million for the year ended September 30, 2002, an increase of $27.6 million, or 25.0%, from $110.6 million for the year ended September 30, 2001. Covered lives under this prepaid Medicaid plan have increased 18.0% from 49,455 at September 30, 2001 to 58,342 at September 30, 2002. The increase in covered lives has positively impacted Health Choice’s net revenue for the year ended September 30, 2002 compared to the year ended September 30, 2001. The growth in covered lives is due primarily to a change in the eligibility standards in Arizona beginning in April 2001, with additional phase-in dates in July 2001 and October 2001, which increased the Medicaid-eligible population.

     Operating expenses increased $34.0 million from $785.9 million for the year ended September 30, 2001 to $819.9 million for the same period in 2002. Operating expenses as a percentage of net revenue were 86.3% for the year ended September 30, 2002, compared to 88.3% for the year ended September 30, 2001. Excluding Rocky Mountain Medical Center and the effect of the $6.35 million managed care valuation allowances recorded as a reduction of net revenue, operating expenses as a percentage of net revenue were 86.4% for the year ended September 30, 2001.

     Operating expenses from our hospital operations for the year ended September 30, 2002 were $688.9 million, an increase of $9.5 million from $679.4 million for the year ended September 30, 2001. This increase was comprised of a $41.1 million increase in operating expenses due to volume growth in our markets, excluding Arizona, and increases in professional liability insurance costs and general inflation, offset by a $23.1 million decrease in operating expenses from Rocky Mountain Medical Center due to its closure and approximately $8.5 million in savings from the workforce reduction plan implemented in the Arizona market as discussed above.

     Operating expenses from our hospital operations as a percentage of net revenue were 84.9% for the year ended September 30, 2002 compared to 85.0% for the year ended September 30, 2001, excluding Rocky Mountain Medical Center and the effect of the managed care valuation allowances. Salaries and benefits expense increased by $13.4 million for the year ended September 30, 2002 compared to the year ended September 30, 2001 due primarily to general wage inflation and increased staffing at the corporate level. However, salaries and benefits expense as a percentage of net revenue was comparable to the prior year period. Contract labor, a component of salaries and benefits expense, increased by $1.1 million for the year ended September 30, 2002 compared to the year ended September 30, 2001 due primarily to a continued shortage of nurses and technicians, coupled with increases in rates charged by staffing agencies. Provision for bad debts as a percentage of net revenue decreased 0.2% from the prior year period due primarily to better performance in a number of areas in our business offices, including improved collections on self-pay accounts receivable as a result of our new national call center and procedures to qualify patients for Medicaid, which has resulted in a decrease in our self-pay revenue. Other operating expenses as a percentage of net revenue increased 0.6% from period to period due primarily to an overall increase in insurance premiums generally and an increase in our self-insured retention and premiums for professional liability insurance effective October 2001 well as increases in professional fees and repairs and maintenance expenses. Insurance expense increased by approximately $9.3 million, or in excess of 100%, for the year ended September 30, 2002 compared to the year ended September 30, 2001, and we expect our other operating expenses to continue to be negatively impacted for the near term by these insurance expense increases as a result of continued cost pressures on the professional liability insurance market. As a result of the October 2001 acquisition of the land and buildings at two of our facilities in Arizona previously operated under long-term leases, approximately $7.5 million in rent expense for the year ended September 30, 2001 was not incurred in the current fiscal year. Supplies expense as a percentage of net revenue decreased 0.4% from period to period due in part to our new group purchasing contract which we entered into in the third quarter of 2002, which has resulted in better pricing generally and greater discounts on implants and cardiac devices. The supplies expense improvement was also due to the implementation of improved inventory systems and processes.

     During the year ended September 30, 2001, Rocky Mountain Medical Center generated net revenue of $12.9 million and incurred operating expenses of $23.0 million, resulting in an EBITDA loss of $10.1 million. Operating expenses for the year ended September 30, 2001, consisted of $7.7 million in salaries and benefits, $2.6 million in supplies, $3.3 million in provision for bad debts and $9.4 million in other operating expenses. Other operating expenses included costs for purchased services, rents and leases, utilities, marketing, insurance and other expenses.

     We opened Rocky Mountain Medical Center in Salt Lake City, Utah on April 10, 2000 with 118 licensed beds and 71 beds in service. Our census levels and net revenue were slow to grow and significantly lower than we expected prior to opening the hospital primarily as a result of what we believe to be exclusionary contracting practices and other conduct pursued in the Salt Lake City market by HCA Inc. and its affiliates. As a result, we closed Rocky Mountain Medical Center on June 2, 2001 and recorded asset revaluation and closure costs of $11.9 million during the year ended September 30, 2001, as discussed below. We have classified the assets at Rocky Mountain Medical Center as held for sale. In addition, as a result of the exclusionary contracting practices and other conduct that we believe had a material adverse effect on the business and operations of Rocky Mountain Medical Center, we filed a lawsuit against HCA Inc. and its affiliates seeking damages and other remedies. The lawsuit is currently pending.

     Operating expenses for Health Choice increased $24.6 million to $131.0 million for the year ended September 30, 2002 compared to $106.4 million for the year ended September 30, 2001. Operating expenses as a percentage of net revenue for Health Choice were 94.8% for the year ended September 30, 2002 and 96.3% for the year ended September 30, 2001. The increase in operating expenses was due to the incremental cost of increased enrollment. Improvement in operating expenses as a percentage of net revenue reflects the benefit of spreading fixed administrative costs over a larger enrollment base and an improvement in the medical loss expense ratio.

     EBITDA was $130.0 million, or 13.7% of net revenue, for the year ended September 30, 2002, compared to $103.7 million, or 11.7% of net revenue, for the year ended September 30, 2001. Excluding results from Rocky Mountain Medical Center and the managed care valuation allowances for the year ended September 30, 2001, net revenue and EBITDA were $883.0 million and $120.2 million, respectively, resulting in an EBITDA margin of 13.6% for the prior year period.

     EBITDA for hospital operations was $122.8 million, or 15.1% of net revenue, for the year ended September 30, 2002, compared to $116.1 million, or 15.0% of net revenue, for the year ended September 30, 2001, excluding Rocky Mountain Medical Center and the managed care valuation allowances.

     Health Choice has a significantly lower EBITDA margin than hospital operations. EBITDA for Health Choice was $7.2 million, or 5.2% of net revenue, for the year ended September 30, 2002, compared to $4.1 million, or 3.7% of net revenue, for the year ended September 30, 2001. The increases in EBITDA and EBITDA margin were due to increased enrollment and an improvement in fixed administrative costs and medical loss expenses as a percentage of net revenue, as noted above.

     Depreciation and amortization expense decreased $7.1 million from $53.2 million for the year ended September 30, 2001 to $46.1 million for the same period in 2002. Effective October 1, 2001, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, which eliminated amortization for goodwill and other intangible assets with indefinite lives, as discussed below. The adoption of this accounting standard was responsible for a $12.0 million decrease in amortization expense for the year ended September 30, 2002 compared to the year ended September 30, 2001. The decrease in amortization has been partially offset by an increase in depreciation as a result of additions to property, plant and equipment during 2001 and 2002.

     Interest expense decreased $9.0 million from $64.3 million for the year ended September 30, 2001 to $55.3 million for the same period in 2002 due to declines in interest rates during fiscal years 2001 and 2002. Borrowings under our bank credit facility bear interest at variable rates, and the weighted average interest rate of outstanding borrowings under the bank credit facility was approximately 6.5% for the year ended September 30, 2002 compared to 9.5% for the year ended September 30, 2001. The decrease in interest expense due to lower interest rates was partially offset by the expense of additional borrowings of approximately $55.3 million on October 15, 2001 for the acquisition of the land and buildings at two of our facilities in Arizona previously operated under long-term operating leases.

     We recorded no provision for income taxes for the year ended September 30, 2002 due to the use of deferred tax assets that were previously reserved with a valuation allowance. We recorded no provision for income taxes for the year ended September 30, 2001 due to the uncertainty of realizing a tax benefit related to the losses incurred.

     We recorded a reversal of preferred stock dividends of $25.3 million during the year ended September 30, 2001. The preferred stock, which was exchanged for shares of our common stock on the basis of ten common shares for each preferred share in October 2000, was mandatorily redeemable and dividends were payable in shares of our common stock. The preferred stock was exchanged for common stock without benefit to the preferred stockholders of the accrued dividends, therefore, the accrual of dividends was reversed in the first quarter of fiscal 2001. Net loss attributable to common stockholders after the effect of the preferred stock dividend reversal for the year ended September 30, 2001 was $4.5 million compared to a net loss for the year ended September 30, 2002 of $11.0 million. The net loss for 2002 includes a cumulative effect of change in accounting principle of $39.5 million for the adoption of SFAS No. 142 as of October 1, 2001, which is discussed below.

Year Ended September 30, 2001 Compared to Year Ended September 30, 2000

     Net revenue for the year ended September 30, 2001 was $889.5 million, an increase of $74.3 million, or 9.1%, from $815.2 million for the year ended September 30, 2000. Approximately $22.8 million of the increase in net revenue was due to the inclusion of a full year of operations for the Tenet facilities and Health Choice compared to the prior year period, which included the results of these operations from their acquisition date, October 15, 1999. The remaining increase in net revenue consisted of $36.7 million from hospital operations and $21.2 million from Health Choice. Offsetting a portion of this increase was a reduction to net revenue of $6.35 million in our hospital operations to provide for managed care valuation allowances during the year ended September 30, 2001. Of this amount, a provision of $4.5 million was made for healthcare service claims disputed with managed care organizations and other third-party payors. These claims resulted from services rendered to patients in previous periods and were considered valid claims for reimbursement at the time the services were rendered. We substantially completed an information systems conversion in calendar year 2000. Certain managed care and other claims submitted during the conversion period were denied, in whole or in part, by third-party payors as being improperly submitted. The allowance was provided to report the claims at their estimated net realizable value. Also, we terminated a capitated contract with a managed care organization at two of our Phoenix hospitals in March 2001. The remainder of the managed care valuation allowances related to a provision of $1.85 million due to disputes that arose with respect to costs associated with patients covered under that capitated contract.

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

     Net revenue from Health Choice was $110.6 million for the year ended September 30, 2001, an increase of $21.2 million, or 23.7%, from $89.4 million for the year ended September 30, 2000. Approximately $3.3 million of the increase is due to the inclusion of a full year of operations for Health Choice. Additionally, covered lives under this prepaid Medicaid plan have increased 21.4% from 40,746 at September 30, 2000 to 49,455 at September 30, 2001. The increase in covered lives positively impacted Health Choice net revenue for the year ended September 30, 2001 compared to the prior year period.

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

     During the year ended September 30, 2001, Rocky Mountain Medical Center generated net revenue of $12.9 million and incurred operating expenses of $23.0 million, resulting in an EBITDA loss of $10.1 million. During the year ended September 30, 2000, Rocky Mountain Medical Center generated net revenue of $4.5 million and incurred operating expenses of $13.5 million, resulting in an EBITDA loss of $9.0 million. We incurred operating expenses of $23.0 million for the year ended September 30, 2001, at Rocky Mountain Medical Center, consisting of $7.7 million in salaries and benefits, $2.6 million in supplies, $3.3 million in provision for bad debts and $9.4 million in other operating expenses. For the year ended September 30, 2000, we incurred operating expenses of $13.5 million at Rocky Mountain Medical Center, consisting of $5.5 million in salaries and benefits, $1.3 million in supplies, $900,000 in provision for bad debts and $5.8 million in other operating expenses. Other operating expenses included costs for purchased services, rents and leases, utilities, marketing, insurance and other expenses of approximately $900,000 and $335,000 for the years ended September 30, 2001 and 2000, respectively.

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

     We recorded no benefit for income taxes for the year ended September 30, 2001 due to the uncertainty of realizing a tax benefit related to the losses incurred. We recorded a provision for income taxes for the year ended September 30, 2000 of $2.2 million. Our provision for income taxes for the year ended September 30, 2000 resulted from differences between earnings recognized for financial reporting purposes and taxable income and the corresponding change in valuation allowance on our deferred tax assets. See Note 8 of the notes to the consolidated financial statements for information regarding differences between effective tax rates and statutory rates.

     We recorded a reversal of preferred stock dividends of $25.3 million during the year ended September 30, 2001, compared to preferred stock dividends and accretion of $25.4 million recorded during the year ended September 30, 2000. The preferred stock, which was exchanged for shares of our common stock on the basis of ten common shares for each preferred share in October 2000, was mandatorily redeemable and dividends were payable in shares of our common stock. The preferred stock was exchanged for common stock without benefit to the preferred stockholders of the accrued dividends, therefore, the accrual of dividends was reversed in the first quarter of fiscal 2001. Net loss attributable to common stockholders after the effect of the preferred stock dividends and accretion for the year ended September 30, 2001 was $4.5 million compared to a net loss of $40.1 million for the year ended September 30, 2000.

Implementation of New Accounting Pronouncement

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, effective for transactions completed subsequent to June 30, 2001, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. We adopted SFAS Nos. 141 and 142, effective October 1, 2001. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment tests on an annual basis, or more frequently if certain indicators arise. Other intangible assets will continue to be amortized over their useful lives. As a result of the transitional impairment test required by SFAS No. 142, we recognized a noncash impairment loss as of October 1, 2001 of approximately $39.5 million based on a discounted cash flow analysis. This loss relates to the impairment of goodwill associated with the Arizona market included in the acute care service segment and is reflected as a cumulative effect of a change in accounting principle as of October 1, 2001. Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase to pre-tax net earnings of approximately $12.0 million per year. Excluding the amortization of goodwill would have resulted in a net loss of approximately $17.9 million and $4.1 million for the years ended September 30, 2001 and 2000, respectively.

Asset Revaluation, Closure and Other Costs

Asset Revaluation

     During the year ended September 30, 2001, we closed Rocky Mountain Medical Center and recorded a pre-tax asset revaluation charge of approximately $2.8 million related to the closure and revaluation of net assets in conjunction with their classification as held for sale. At September 30, 2002, Rocky Mountain Medical Center net assets held for sale totaled approximately $22.1 million. There can be no assurance, however, that we will recover the entire amount in a sale of the assets. Net revenue and pre-tax losses from Rocky Mountain Medical Center were $12.9 million and $16.1 million, respectively, for the year ended September 30, 2001, excluding the asset revaluation and closure charge, and $4.5 million and $15.7 million, respectively, for the year ended September 30, 2000.

Closure Costs

     During the year ended September 30, 2001, we adopted and implemented an exit plan and recorded pre-tax closure charges of approximately $9.1 million with respect to the closure of Rocky Mountain Medical Center. These charges were comprised of approximately $1.5 million in severance and related costs, $3.5 million in facility and lease termination costs, $2.4 million in contract termination costs and $1.7 million in other exit costs. These closure plans included the involuntary termination of approximately 200 hospital and business office personnel, which were completed by September 30, 2001. During 2002, we paid a total of $3.5 million in closure costs, which consisted of $200,000 in severance and related costs, $1.4 million in facility and lease termination costs, $400,000 in contract termination costs and $1.5 million in other exit costs. During the year ended September 30, 2001, we paid a total of $3.4 million in closure costs, including approximately $1.7 million in severance and related costs, $700,000 in facility and lease termination costs, $400,000 in contract termination costs and $600,000 in other exit costs. At September 30, 2002, accrued closure costs totaled approximately $2.2 million and consisted of $1.4 million in facility and lease termination costs, and $800,000 in other exit costs.

Other Costs

     We recorded employee severance costs of $2.5 million during the year ended September 30, 2001 related to management severance and the termination of employees in one of our markets. In addition, during 2001, we recorded costs of $2.2 million to write-off deferred initial public offering costs. On January 22, 2001, we filed a Registration Statement on Form S-1 with the Securities and Exchange Commission, which was amended on February 13, 2001 and March 6, 2001, to register the sale of our common stock through an underwritten public offering. We subsequently decided not to pursue the public offering and it was terminated.

Summary of Operations by Quarter

     The following table presents unaudited quarterly operating results for the fiscal years ending September 30, 2002 and 2001. We believe that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the consolidated financial statements. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

	Quarter Ended

	Sept. 30,	June 30,	March 31,	Dec. 31,
	2002	2002	2002	2001

	(in thousands)
Net revenue	$244,685	$239,898	$244,424	$220,881
EBITDA	32,660	33,628	38,232	25,503
Net earnings from continuing operations	5,795	8,754	12,715	289
Net earnings (loss)(1)	6,767	8,754	12,715	(39,208)

	Quarter Ended

	Sept. 30,	June 30,	March 31,	Dec. 31,
	2001	2001	2001	2000

	(in thousands)
Net revenue	$220,578	$216,975	$232,619	$219,369
EBITDA	23,147	17,167	35,610	27,758
Net earnings (loss) from continuing operations	(4,552)	(27,699)	4,982	(3,611)
Net earnings (loss)	(4,552)	(26,699)	4,982	(3,611)

(1)	Results for the first quarter ended December 31, 2001 have been restated for the cumulative effect of a change in accounting principle of $39.5 million related to the adoption of SFAS No. 142 (see discussion above).

Liquidity and Capital Resources

     At September 30, 2002, we had $57.0 million in working capital, compared to $68.0 million at September 30, 2001, a decrease of $11.0 million. We generated cash from operating activities of $77.1 million during the year ended September 30, 2002, compared to $48.1 million during the year ended September 30, 2001. During the year ended September 30, 2002, the decrease in working capital was due to an increase in current maturities of long-term debt, along with an increase in the medical claims liability for Health Choice. Net accounts receivable increased $6.7 million from $147.8 million at September 30, 2001 to $154.5 million at September 30, 2002. Until the third quarter of fiscal year 2002, the fiscal intermediaries were unable to provide data necessary to complete cost reports for periods after the August 1, 2000 implementation date of the outpatient prospective payment system, resulting in industry-wide extensions of the due dates for filing cost reports for such periods. During the third and fourth quarters of fiscal 2002, we received the necessary data from some of the fiscal intermediaries and have filed certain of the cost reports for these periods. These delays have caused our third-party settlement receivables to increase from approximately $12.5 million at September 30, 2001 to approximately $15.7 million at September 30, 2002. Excluding third-party settlement receivables, our days of net revenue outstanding at September 30, 2002 were 60 compared to 64 at September 30, 2001.

     Investing activities used $108.2 million during the year ended September 30, 2002. Capital expenditures for the year ended September 30, 2002, were approximately $103.0 million, including $55.3 million for the acquisition of the land and buildings at two of our facilities previously operated under long-term leases and $15.1 million for renovation and expansion at two of our hospitals. Our growth strategy requires significant capital expenditures during the year ending September 30, 2003 and future years. Our credit facility currently limits our annual capital expenditures to $40.0 million in fiscal 2003. We expect our capital expenditures for fiscal 2003 to be approximately $60.0 million, including $22.5 million of construction costs for the renovation and expansion of certain of our existing facilities. We plan to make additional capital expenditures during 2003 in excess of $60.0 million based on our cash flow, available capital and limitations contained in our credit facility. We intend to seek an amendment to or refinance our credit facility to allow for capital expenditures in excess of $40.0 million. On November 20, 2002 we announced plans to build a new hospital in Jefferson County, Texas to replace our Mid-Jefferson Hospital in Nederland, Texas and Park Place Medical Center in Port Arthur, Texas. We plan to commence construction in the summer of 2003 and open the new facility in early 2005. The total cost to build the new hospital is currently estimated to be approximately $80.0 million. We may incur construction and other project related costs for the new hospital of approximately $8.0 to $10.0 million during 2003. We plan to finance our proposed capital expenditures, including the construction of the new hospital, with borrowings under our revolving credit facility, cash generated from operations, real estate financing and other capital sources that become available.

     Financing activities during the year ended September 30, 2002, provided net cash of $25.0 million due primarily to borrowings of $30.0 million under a new incremental senior secured term loan and borrowings under our revolving credit facility for the acquisition in October 2001 of the land and buildings at two of our facilities previously operated under long-term leases for an aggregate purchase price of approximately $55.3 million. During the year ended September 30, 2002, we borrowed $190.1 million pursuant to the terms of our bank credit facility, repaid $19.9 million in outstanding borrowings pursuant to the terms of our bank credit facility and capital lease obligations and made voluntary prepayments of $142.1 million pursuant to the terms of our revolving credit facility. During the next twelve months, we are required to repay approximately $25.3 million under our bank credit facility. During the year ended September 30, 2002, we received proceeds of approximately $200,000 from the issuance of 23,334 shares of common stock to David R. White, our Chairman, President and Chief Executive Officer.

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

     At September 30, 2002, amounts outstanding under the tranche A, tranche B and incremental term loans were $57.5 million, $242.5 million and $29.8 million, respectively, and we had $18.0 million outstanding under our revolving credit facility. The revolving credit facility includes a $75.0 million sub-limit for letters of credit that may be issued by us and, at September 30, 2002, we had issued $31.1 million in letters of credit. The loans under the bank credit facility bear interest at variable rates at specified margins above either the agent bank’s alternate base rate or its reserve-adjusted Eurodollar rate. The weighted average interest rate of outstanding borrowings under the bank credit facility was approximately 6.5% for the year ended September 30, 2002. On October 15, 2001, we acquired the land and buildings at two of our facilities previously operated under long-term leases for an aggregate purchase price of approximately $55.3 million. The acquisition eliminated $7.4 million in rent expense in fiscal year 2002. The purchase price was financed by the $30.0 million new incremental senior secured term loan, along with $25.0 million in borrowings under our revolving credit facility. At December 23, 2002, we had drawn $21.0 million under our revolving credit facility and had issued approximately $38.3 million in letters of credit, resulting in remaining availability under the revolving credit facility of approximately $ 65.7 million.

     On October 13, 1999, we issued $230.0 million of 13% senior subordinated notes due 2009. On May 25, 2000, we exchanged all of our outstanding 13% senior subordinated notes due 2009 for 13% senior subordinated exchange notes due 2009 that have been registered under the Securities Act of 1933, as amended. The notes are unsecured obligations and are subordinated in right of payment to all of our existing and future senior indebtedness. If a change in control occurs, as defined in the indenture, each holder of the notes will have the right to require us to repurchase all or any part of that holder’s notes in cash at 101% of the aggregate principal amount of notes repurchased plus accrued and unpaid interest to the date of purchase. Except with respect to a change of control, we are not required to make mandatory redemption or sinking fund payments with respect to the notes. At September 30, 2002, all of the subsidiaries fully and unconditionally guaranteed the notes on a joint and several basis. The indenture for the notes contains certain covenants, including but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, dividends and our ability to merge or consolidate.

     Our liquidity and capital resources have been negatively affected by Rocky Mountain Medical Center, which was closed on June 2, 2001. During the years ended September 30, 2002 and 2001, we paid a total of $3.5 million and $3.4 million, respectively, in costs related to the closure of Rocky Mountain Medical Center.

     As of September 30, 2002, we provided performance guaranties in the form of a surety bond in the amount of $9.4 million and a letter of credit in the amount of $11.2 million for the benefit of the Arizona Health Care Cost Containment System to support our obligations under the Health Choice contract to provide and pay for healthcare services. In October 2002, we eliminated the surety bond and increased the letter of credit amount to $20.6 million. The amount of the performance guaranty that the Arizona Health Care Cost Containment System requires is based upon the membership in the plan and the related capitation revenue paid to us.

     Based upon our current level of operations and anticipated growth, we believe that cash generated from operations and amounts available under the revolving credit facility will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for the next 12 months. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under our bank credit facility, or otherwise, to enable us to grow our business, service our indebtedness, including the bank credit facility and our senior subordinated exchange notes, or make anticipated capital expenditures. One element of our business strategy is expansion through the acquisition of hospitals in existing and new markets. The completion of acquisitions may result in the incurrence of, or assumption by us, of additional indebtedness. Our future operating performance, ability to service or refinance the senior subordinated exchange notes and ability to service and extend or refinance the bank credit facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

     The following table reflects a summary of obligations and commitments outstanding as of September 30, 2002.

	Payments due by period

	Less than			After
	1 year	1-3 years	4-5 years	5 years	Total

	(In millions)
Contractual Cash Obligations:
Long-term debt	$25.3	$258.0	$64.5	$230.0	$577.8
Capital lease obligations	1.4	2.7	2.0	–	6.1
Operating leases	22.6	37.1	26.8	79.0	165.5
Other long-term obligations	1.6	2.3	1.3	–	5.2

Subtotal	$50.9	$300.1	$94.6	$–	$754.6

	Amount of commitment expiration per period

	Less than			After
	1 year	1-3 years	4-5 years	5 years	Total

	(In millions)
Other Commitments:
Construction and improvement commitments	$22.5	$5.5	$–	$–	$28.0
Guarantees of surety bonds	11.3	–	–	–	11.3
Letters of credit	1.7	29.4	–	–	31.1
Physician commitments	7.2	–	–	–	7.2
Other commitments	0.7	0.9	0.7	0.2	2.5

Subtotal	$43.4	$35.8	$0.7	$0.2	$80.1

Total obligations and commitments	$94.6	$336.5	$95.6	$309.2	$835.9

Recent Accounting Pronouncements

     SFAS No. 143, Accounting for Asset Retirement Obligations, was issued in August 2001 by the FASB and is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated retirement costs. SFAS No. 143 applies to all entities and to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. We do not expect SFAS No. 143 to have a material effect on our results of operations or financial position.

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

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statement Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Under certain provisions of SFAS No. 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement as extraordinary items net of the effects of income taxes. Instead, those gains and losses should be included as a component of income before income taxes. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Accounting Principles Board Opinion No. 30 for classification as an extraordinary item should be reclassified upon adoption. We do not expect SFAS No. 145 to have a material effect on our results of operations or financial position.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. We do not anticipate the adoption of this standard to materially impact our results of operations or financial position.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

     We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. As of September 30, 2002, we had in place a $472.5 million bank credit facility bearing interest at variable rates at specified margins above either the agent bank’s alternate base rate or its reserve-adjusted Eurodollar rate. As of September 30, 2002, the bank credit facility consisted of a $125.0 million revolving credit facility, a $72.5 million Tranche A term loan, a $245.0 million Tranche B term loan and a $30.0 million incremental term loan.

     The $125.0 million revolving credit facility and Tranche A term loan bear interest at the alternate base rate, plus a margin of 1.00% to 2.75%, or the reserve-adjusted Eurodollar rate, plus 2.00% to 3.75%, both depending on our leverage ratio. The revolving credit facility terminates and the Tranche A term loan matures on September 30, 2004. At September 30, 2002, $18.0 million was outstanding under the revolving credit facility, along with $31.1 million for the issuance of letters of credit. At September 30, 2002, $57.5 million was outstanding under the Tranche A term loan, bearing interest at 5.29%.

     The Tranche B term loan and incremental term loan bear interest at the alternate base rate, plus a margin of 3.25% or 3.50%, or the reserve-adjusted Eurodollar rate, plus a margin of 4.25% or 4.50%, both depending on our leverage ratio, and mature on September 30, 2006. At September 30, 2002, $242.5 million was outstanding under the Tranche B term loan and $29.8 million was outstanding under the incremental term loan, each bearing interest at 6.04%.

     Although changes in the alternate base rate or reserve-adjusted Eurodollar rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near term changes in interest rates on our consolidated financial position, results of operations or cash flow would not be material. The fair market value of the outstanding obligations under the bank credit facility approximates the carrying value of the facility as a result of the variable interest rates in place as of September 30, 2002. We have not taken any action to cover interest rate risk and are not a party to any interest rate market risk management activities.

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

     The fair market value of the outstanding senior subordinated exchange notes at September 30, 2002 was $230.0 million, based upon quoted market prices as of that date.

Item 8.     Financial Statements and Supplementary Data

IASIS Healthcare Corporation
Index to Consolidated Financial Statements

Report of Independent Auditors

To the Board of Directors of
IASIS Healthcare Corporation

     We have audited the accompanying consolidated balance sheets of IASIS Healthcare Corporation as of September 30, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IASIS Healthcare Corporation at September 30, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

ERNST & YOUNG LLP

Nashville, Tennessee
November 20, 2002

IASIS Healthcare Corporation

Consolidated Balance Sheets
(in thousands except share amounts)

	September 30,

	2002	2001

Assets
Current assets:
Cash and cash equivalents	$–	$6,056
Accounts receivable, net of allowance for doubtful accounts of $34,450 and $25,945, respectively	154,452	147,810
Inventories	23,909	21,891
Prepaid expenses and other current assets	15,697	13,835
Assets held for sale	22,106	25,106

Total current assets	216,164	214,698
Property and equipment, net	402,171	335,037
Goodwill	252,397	291,894
Other assets, net	27,751	24,680

Total assets	$898,483	$866,309

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$51,920	$48,062
Salaries and benefits payable	16,692	16,806
Accrued interest payable	15,016	18,297
Medical claims payable	30,262	21,871
Other accrued expenses and other current liabilities	19,023	22,043
Current portion of long-term debt and capital lease obligations	26,252	19,603

Total current liabilities	159,165	146,682
Long-term debt and capital lease obligations	556,691	530,574
Other long-term liabilities	22,347	18,380
Minority interest	4,736	4,379
Stockholders’ equity:
Preferred stock – $0.01 par value, authorized 5,000,000 shares; no shares issued and outstanding at September 30, 2002 and 2001	–	–
Common stock – $0.01 par value, authorized 100,000,000 shares; 31,984,779 shares issued and 31,955,863 shares outstanding at September 30, 2002; 31,961,445 shares issued and 31,932,529 shares outstanding at September 30, 2001	320	320
Nonvoting common stock – $0.01 par value, authorized 10,000,000 shares; no shares issued and outstanding at September 30, 2002 and 2001	–	–
Additional paid-in capital	450,718	450,496
Treasury stock, at cost, 16,306,541 shares at September 30, 2002 and 2001	(155,300)	(155,300)
Accumulated deficit	(140,194)	(129,222)

Total stockholders’ equity	155,544	166,294

Total liabilities and stockholders’ equity	$898,483	$866,309

See accompanying notes

IASIS Healthcare Corporation
Consolidated Statements of Operations
(in thousands)

	Year Ended September 30,

	2002	2001	2000

Net revenue	$949,888	$889,541	$815,163
Costs and expenses:
Salaries and benefits	324,713	317,439	285,451
Supplies	132,960	132,332	123,376
Other operating expenses	289,954	262,671	234,176
Provision for bad debts	72,238	73,417	60,579
Interest, net	55,317	64,346	62,352
Depreciation and amortization	46,111	53,163	47,559
Provision for asset revaluation, closure and other costs	–	16,612	–
Recapitalization costs	–	–	3,478

Total costs and expenses	921,293	919,980	816,971

Earnings (loss) from continuing operations before minority interests, income taxes and cumulative effect of a change in accounting principle	28,595	(30,439)	(1,808)
Minority interests	1,042	441	74

Earnings (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	27,553	(30,880)	(1,882)
Income tax expense	–	–	2,219

Net earnings (loss) from continuing operations before cumulative effect of a change in accounting principle	27,553	(30,880)	(4,101)
Discontinued operations:
Loss from discontinued physician practice operations	–	–	(3,226)
Reversal of excess loss accrual (loss on disposal) of physician practice operations, including provision of $941 for operating losses during phase out period	972	1,000	(7,376)

Net earnings (loss) before cumulative effect of a change in accounting principle	28,525	(29,880)	(14,703)
Cumulative effect of a change in accounting principle	(39,497)	–	–

Net loss	(10,972)	(29,880)	(14,703)
Preferred stock dividends reversed (accrued) and accretion of preferred stock discount	–	25,348	(25,402)

Net loss attributable to common stockholders	$(10,972)	$(4,532)	$(40,105)

See accompanying notes.

IASIS Healthcare Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended September 30,

	2002	2001	2000

Cash flows from operating activities
Net loss	$(10,972)	$(29,880)	$(14,703)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	46,111	53,163	47,559
Minority interests	1,042	441	74
Cumulative effect of a change in accounting principle	39,497	–	–
Deferred tax assets, net	–	–	(3,182)
Loss (gain) on sale of property and equipment	7	(314)	–
Provision for asset revaluation and closure costs	–	11,900	–
Loss accrual (reversal of excess loss accrual) for discontinued operations	(972)	(1,000)	7,376
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable	(6,427)	(2,695)	(117,440)
Inventories, prepaid expenses and other current assets	(3,706)	3,678	(8,525)
Accounts payable and other current liabilities	12,525	12,833	49,467

Net cash provided by (used in) operating activities	77,105	48,126	(39,374)

Cash flows from investing activities
Purchases of property and equipment	(47,625)	(39,323)	(53,692)
Purchase of real estate	(55,338)	–	–
Proceeds from sale of property and equipment	148	3,131	–
Payments for acquisitions and dispositions, net	–	(101)	(436,918)
Change in other assets	(5,377)	(1,366)	(1,250)

Net cash used in investing activities	(108,192)	(37,659)	(491,860)

Cash flows from financing activities
Proceeds from credit facility	–	–	160,000
Proceeds from issuance of preferred stock	–	–	160,000
Proceeds from issuance of common stock	222	1,900	35
Repurchase of common stock	–	–	(155,025)
Proceeds from senior bank debt borrowings	190,100	141,000	330,000
Proceeds from issuance of senior subordinated notes	–	–	230,000
Payment of debt and capital leases	(162,019)	(148,989)	(164,249)
Common and preferred stock issuance costs incurred	–	–	(2,625)
Debt financing costs incurred	(2,587)	–	(26,902)
Other	(685)	1,678	–

Net cash provided by (used in) financing activities	25,031	(4,411)	531,234

Increase (decrease) in cash and cash equivalents	(6,056)	6,056	–
Cash and cash equivalents at beginning of period	6,056	–	–

Cash and cash equivalents at end of period	$–	$6,056	$–

Supplemental disclosure of cash flow information:
Cash paid for interest	$58,875	$65,962	$43,547

Cash paid for income taxes, net of refunds	$(1,830)	$2,183	$–

Supplemental schedule of investing activities:
Effects of acquisitions and dispositions, net:
Assets (acquired) disposed of, net of cash	$–	$853	$(487,731)
Liabilities assumed (paid)	–	(679)	41,353
Issuance (repurchase) of preferred and common stock, net	–	(275)	9,460

Payment for acquisitions and dispositions, net	$–	$(101)	$(436,918)

Supplemental schedule of noncash investing and financing activities:
Capital lease obligations incurred to acquire equipment	$4,686	$668	$205

Exchange of preferred stock for common stock	$–	$189,278	$–

See accompanying notes

IASIS Healthcare Corporation
Consolidated Statements of Stockholders’ Equity
(in thousands except share amounts)

					Stockholder's
					Deficit of Former
			Additional		Parent Company/
	Common Stock		Paid-In	Treasury	Accumulated
	Shares	Par Value	Capital	Stock	Deficit	Total

Balance at September 30, 1999	–	$–	$–	$–	$(84,585)	$(84,585)
Recapitalization:
Effect of recapitalization	13,964,996	140	280,822	–	–	280,962
Repurchase of common stock held by Paracelsus	–	–	–	(155,025)	–	(155,025)
Acquisition of management company	435,617	4	4,145	–	–	4,149
Stock options exercised	3,675	–	35	–	–	35
Net loss	–	–	–	–	(14,703)	(14,703)
Accretion of preferred stock discount	–	–	–	–	(54)	(54)
Preferred stock dividends	–	–	(25,348)	–	–	(25,348)

Balance at September 30, 2000	14,404,288	144	259,654	(155,025)	(99,342)	5,431
Shares issued	152,501	2	1,450	–	–	1,452
Stock options exercised	46,985	1	447	–	–	448
Exchange of preferred stock for common stock	17,357,671	173	163,757	–	–	163,930
Reversal of preferred stock dividends	–	–	25,348	–	–	25,348
Repurchase of common stock	–	–	–	(275)	–	(275)
Other	–	–	(160)	–	–	(160)
Net loss		–	–	–	(29,880)	(29,880)

Balance at September 30, 2001	31,961,445	320	450,496	(155,300)	(129,222)	166,294
Shares issued	23,334	–	222	–	–	222
Net loss	–	–	–	–	(10,972)	(10,972)

Balance at September 30, 2002	31,984,779	$320	$450,718	$(155,300)	$(140,194)	$155,544

See accompanying notes

IASIS HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Significant Accounting Policies

Basis of Presentation

IASIS Healthcare Corporation (“IASIS” or the “Company”) (formerly known as Paracelsus Utah Facilities, the Company’s predecessor entity) operates networks of medium-sized hospitals in high-growth urban and suburban markets. At September 30, 2002, the Company owned or leased 14 hospitals with a total of 2,106 beds in service. The Company’s hospitals are located in four regions: Salt Lake City, Utah; Phoenix, Arizona; Tampa-St. Petersburg, Florida; and three cities within the state of Texas, including San Antonio. The Company also operates four ambulatory surgery centers and a Medicaid managed health plan called Health Choice Arizona, Inc. (“Health Choice” or the “Plan”), serving over 58,000 members in Arizona.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from those estimates.

The consolidated financial statements include all subsidiaries and entities under common control of the Company. Control is generally defined by the Company as ownership of a majority of the voting interest of an entity. Significant intercompany transactions have been eliminated. Investments in entities that the Company does not control, but in which it has a substantial ownership interest and can exercise significant influence, are accounted for using the equity method.

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 is effective for transactions completed subsequent to June 30, 2001 and SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. Under the provisions of SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. The Company adopted SFAS No. 141 and 142 effective October 1, 2001 (see Note 5).

SFAS No. 143, Accounting for Asset Retirement Obligations, was issued in August 2001 by the FASB and is effective for financial statements issued for fiscal years beginning after June 15, 2002, with earlier application encouraged. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated retirement costs. SFAS No. 143 applies to all entities and to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The Company does not expect SFAS No. 143 to have a material effect on its results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 clarifies certain implementation issues related to SFAS No. 121 and provides a single framework for evaluating long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company does not expect that adoption of this Statement will have a significant impact on the Company’s results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statement Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections. Under certain provisions of SFAS No. 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement as extraordinary items net of the effects of income taxes. Instead, those gains and losses should be included as a component of income before income taxes. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002, with early

IASIS HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

adoption encouraged. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Accounting Principles Board Opinion No. 30 for classification as an extraordinary item should be reclassified upon adoption. The Company does not expect SFAS No. 145 to have a material effect on the Company’s results of operations or financial position.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. The Company does not anticipate the adoption of this standard to materially impact the Company’s results of operations or financial position.

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

The calculation of appropriate payments from the Medicare and Medicaid programs as well as terms governing agreements with other third-party payors are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements. Compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties and exclusion from the Medicare and Medicaid programs.

The Company provides care without charge to patients who are financially unable to pay for the healthcare services they receive. Because the Company does not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenue.

Health Choice is a prepaid Medicaid managed health plan that derives approximately 100% of its revenue through a contract with the Arizona Health Care Cost Containment System (“AHCCCS”) to provide specified health services through contracted providers to qualified Medicaid enrollees. Revenue generated under the AHCCCS contract with Health Choice represented approximately 15%, 12% and 11% of the net revenue of IASIS for the years ended September 30, 2002, 2001 and 2000, respectively. The contract with AHCCCS commenced on October 1, 1997 for an initial term of one year and reserves to AHCCCS the option to extend the term of the contract from time to time through September 30, 2002. Legislation recently enacted in Arizona permits AHCCCS to extend contracts through October 1, 2004. Under the current amendment effective October 1, 2001, the contract has been extended through September 30, 2003.

Contractually, Health Choice is reimbursed by AHCCCS for healthcare costs that exceed stated amounts at a rate ranging from 75% to 100% of qualified healthcare costs in excess of stated levels of $5,000 to $35,000, depending on eligibility classification of the member. Qualified costs must be incurred during the contract year and are the lesser of the amount paid by the Plan or the AHCCCS fee schedule. Amounts are recognized under the contract with AHCCCS when healthcare costs exceed stated amounts as provided under the contract including estimates of such costs at the end of each accounting period. Capitation payments received by Health Choice are recognized as revenue in the month that members are entitled to healthcare services.

IASIS HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

The Company receives payments for services rendered from federal and state agencies (under the Medicare, Medicaid and TRICARE programs), managed care health plans, commercial insurance companies, employers and patients. During the years ended September 30, 2002, 2001 and 2000 approximately 39%, 38% and 37%, respectively, of the Company’s net patient revenue related to patients participating in the Medicare and Medicaid programs. The Company recognizes that revenue and receivables from government agencies are significant to its operations, but does not believe that there are significant credit risks associated with these government agencies. The Company believes that concentration of credit risk from other payors is limited by the number of patients and payors.

Net Medicare settlement receivables estimated as of September 30, 2002 and 2001 and included in accounts receivable in the accompanying consolidated balance sheets approximated $14.0 million and $12.5 million, respectively.

Inventories

Inventories, principally medical supplies and pharmaceuticals, are stated at the lower of average cost or market.

Long-lived Assets

(a)	Property and Equipment

Property and equipment are stated at cost. Routine maintenance and repairs are charged to expense as incurred. Expenditures that increase capacities or extend useful lives are capitalized. Depreciation expense, including amortization of assets capitalized under capital leases, is computed using the straight-line method and was $41.6 million, $37.6 million, and $32.8 million for the years ended September 30, 2002, 2001 and 2000, respectively. Buildings and improvements are depreciated over estimated useful lives ranging generally from 14 to 40 years. Estimated useful lives of equipment vary generally from 3 to 25 years. Leaseholds are amortized on a straight-line basis over the lesser of the terms of the respective leases or their estimated useful lives. During 2002, the Company capitalized approximately $800,000 of interest associated with a construction project at its Odessa, Texas facility.

(b)	Goodwill

The Company adopted SFAS No. 142 effective October 1, 2001. As a result of the transitional impairment test required by SFAS No. 142, the Company recorded an impairment charge to goodwill of $39.5 million as of October 1, 2001. The impairment charge to goodwill is reflected as a cumulative effect of a change in accounting principle in the accompanying consolidated statements of operations. The impairment relates to goodwill associated with the Arizona market included in the acute care service segment and was based on a discounted cash flow analysis using a discount rate of 17%. Pursuant to the provisions of SFAS No. 142, goodwill is no longer amortized but is subject to annual impairment reviews (see Note 5).

IASIS HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(c)	Other Assets

Other assets consist primarily of costs associated with the issuance of debt which are amortized over the life of the related debt and costs to recruit physicians to the Company’s markets, which are deferred and amortized over the term of the respective physician requirement agreement, which is generally three years. Amortization of deferred financing costs is included in depreciation and amortization expense. Amortization of physician recruiting costs is included in other operating expenses.

Income Taxes

For the periods prior to the recapitalization (see Note 2), Paracelsus filed consolidated federal and state income tax returns which included all of its eligible subsidiaries, including the Company. The provisions for income taxes in the accompanying consolidated statements of operations for periods prior to the recapitalization were completed on a separate return basis (i.e., assuming the Company had not been included in a consolidated income tax return with Paracelsus). All income tax payments for these periods were made by the Company through Paracelsus.

The Company accounts for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

Medical Claims Payable

Monthly capitation payments made by Health Choice to physicians and other healthcare providers are expensed in the month services are contracted to be performed. Claims expense for non-capitated arrangements is accrued as services are rendered by hospitals, physicians, and other healthcare providers during the year. The Plan’s medical claims expense was approximately $122.7 million, $99.2 million and $69.1 million for the years ended September 30, 2002, 2001 and 2000, respectively, and is included in other operating expenses in the accompanying consolidated statements of operations.

Medical claims payable related to Health Choice include claims received but not paid and an estimate of claims incurred but not reported. Incurred but not reported claims are estimated using a combination of historical claims payment data and current inpatient utilization trends based upon preauthorization logs.

Stock Based Compensation

The Company, from time to time, grants stock options for a fixed number of common shares to employees. The Company accounts for employee stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and, accordingly, recognizes no compensation expense for the stock option grants when the exercise price of the options equals, or is greater than, the market value of the underlying stock on the date of grant.

Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reflected in the accompanying consolidated financial statements at fair value because of the short-term nature of these instruments. The fair value of the Company’s long-term bank facility debt and capital lease obligations also approximate carrying value as they bear interest at current market rates. The estimated fair value of the Company’s senior subordinated notes approximated the carrying value of $230.0 million at September 30, 2002. The estimated fair value of the senior subordinated notes at September 30, 2002 is based upon quoted market prices at that date.

IASIS HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation. Such reclassifications had no material effect on the financial position and results of operations as previously reported.

2.	Recapitalization and Acquisition Transactions

IASIS was formed in October 1999 through a series of transactions that were arranged by JLL Partners, Inc. (formerly known as Joseph Littlejohn & Levy, Inc.) and members of the Company’s management team. JLL Partners, Inc. is the private equity firm that controls JLL Healthcare, LLC, the Company’s largest stockholder.

Recapitalization

Effective October 8, 1999, Paracelsus and unrelated third parties recapitalized five acute care hospitals (Paracelsus Utah Facilities) in Salt Lake City, Utah owned by a subsidiary of Paracelsus, valued at $287.0 million, net of a working capital adjustment of $1.0 million. In connection with the recapitalization, JLL Healthcare, LLC and some of the Company’s stockholders purchased 13,124,996 shares of the outstanding common stock of the Paracelsus subsidiary for an aggregate of $125.0 million. The subsidiary then repurchased $155.0 million of its common stock from Paracelsus, which is being held as treasury stock at September 30, 2002. The recapitalization transaction resulted in Paracelsus retaining an approximately 6% minority interest at an implied value of approximately $8.0 million in the subsidiary. After the recapitalization, the former Paracelsus subsidiary changed its name to IASIS Healthcare Corporation and changed its fiscal year end to September 30. The Company’s $155.0 million purchase of its own stock was financed with a $160.0 million credit facility, which was subsequently repaid concurrent with the Company’s issuance of preferred stock, offering of senior subordinated notes and borrowing under a bank credit facility. The Company expensed legal, accounting and other related costs of approximately $3.5 million associated with the recapitalization during the year ended September 30, 2000.

Prior to the recapitalization, all equity accounts of the Company were combined and reported as Stockholder’s Deficit of Former Parent Company due to the Company’s status as a combination of subsidiaries of Paracelsus Healthcare Corporation.

The Tenet Acquisition

Effective October 15, 1999, the Company acquired ten acute care hospitals and other related facilities and assets (“Tenet hospitals”) from Tenet Healthcare Corporation (“Tenet”) for approximately $431.8 million in cash and approximately $41.2 million in assumed liabilities. The Company did not acquire accounts receivable from Tenet but financed the related growth in working capital with proceeds from borrowings under its bank credit facility and other sources of capital.

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

IASIS HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Pursuant to the terms and conditions of a stockholders’ agreement among the Company, JLL Healthcare, LLC, and certain other stockholders, the Company has agreed to pay certain administrative fees and expenses incurred by JLL Healthcare, LLC, during the term of the stockholders agreement. During the years ended September 30, 2002, 2001 and 2000, the Company paid JLL Healthcare, LLC approximately $450,000, $150,000 and $1.4 million, respectively, for its administrative fees and expenses. Payments to JLL Healthcare, LLC for the year ended September 30, 2000, included approximately $1.3 million of expenses relating to the recapitalization, acquisition and merger transactions.

IASIS HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Year Ended
September 30,
2000

Net revenue	$838,017
Net loss	(19,499)

The pro forma information given above does not purport to be indicative of what actually would have occurred if the acquisitions had occurred as of the date assumed and is not intended to be a projection of the impact on future results or trends.

3.	Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following (in thousands):

	September 30,

	2002	2001

Bank facilities	$347,846	$319,375
Senior subordinated notes	230,000	230,000
Capital lease obligations (see Note 10)	5,097	802

	582,943	550,177
Less current maturities	26,252	19,603

	$556,691	$530,574

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

As of September 30, 2002, amounts outstanding under the Tranche A, Tranche B and incremental term loans were $57.5 million, $242.5 million and $29.8 million, respectively. The proceeds from the Tranche A and Tranche B term loans together with proceeds from the offering of the senior subordinated notes and the issuance of preferred stock were used for the following purposes:

•	repay in its entirety a $200.0 million credit facility of which approximately $160.0 million was outstanding in connection with the recapitalization transaction,

•	finance a portion of the acquisition of the Tenet hospitals,

IASIS HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	fund an opening cash balance required for working capital, and

•	pay related fees and expenses associated with the recapitalization and acquisition transactions.

The $125.0 million revolving credit facility is available for working capital and other general corporate purposes, and any outstanding amounts will be due and payable on September 30, 2004. At September 30, 2002, $18.0 million was drawn under the revolving credit facility and the Company had issued approximately $31.1 million in letters of credit, resulting in remaining availability under the revolving credit facility of approximately $75.9 million. The revolving credit facility includes a $75.0 million sub-limit for letters of credit that may be issued by the Company.

The Tranche A term loan and revolving credit facility mature on September 30, 2004. The Tranche B term loan matures on September 30, 2006. Repayments under the term loans are due in quarterly installments. There are no substantial required repayments of the Tranche B term loan until September 30, 2005. Required repayments under the Bank Facilities during the next four quarters total $25.3 million. In addition, the loans under the Bank Facilities are subject to mandatory prepayment under specific circumstances, including from a portion of excess cash flow and the net proceeds of specified casualty events, asset sales and debt issuances, each subject to various exceptions. The loans under the Bank Facilities bear interest at variable rates at specified margins above either Morgan Guaranty Trust Company of New York’s alternate base rate or its reserve-adjusted Eurodollar rate. The weighted average interest rate on the Bank Facilities was approximately 6.5% for the year ended September 30, 2002. The Company also pays a commitment fee equal to 0.5% of the average daily amount available under the revolving credit facility.

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

Except with respect to a change of control, the Company is not required to make mandatory redemption or sinking fund payments with respect to the Notes. The Notes are guaranteed, jointly and severally, by all of the Company’s subsidiaries (“Subsidiary Guarantors”). The Company is a holding company with no independent assets or operations apart from its ownership of the Subsidiary Guarantors. At September 30, 2002, all of the Subsidiary Guarantors fully and unconditionally guaranteed the Notes and, with the exception of Odessa Regional Hospital, LP, all were 100% owned. The indenture for the Notes contains certain covenants, including but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, dividends and the Company’s ability to merge or consolidate.

IASIS HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of long-term debt, excluding capital lease obligations at September 30, 2002 are as follows (in thousands):

2003	$25,307
2004	55,808
2005	202,154
2006	484
2007	64,093
Thereafter	230,000

$577,846

4.	Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30,

	2002	2001

Land	$34,045	$24,731
Buildings and improvements	241,973	179,220
Equipment	244,456	214,678

	520,474	418,629
Less accumulated depreciation and amortization	(134,753)	(93,096)

	385,721	325,533
Construction-in-progress (estimated cost to complete at September 30, 2002 – $29,300)	16,450	9,504

	$402,171	$335,037

Assets leased under capital leases were $5.0 million and $1.0 million, net of accumulated amortization of approximately $1.9 million and $1.4 million, at September 30, 2002 and 2001, respectively.

Purchase of St. Luke’s Properties

On October 15, 2001, the Company acquired the land and buildings under an operating lease in the Phoenix, Arizona market for an aggregate purchase price of approximately $55.3 million. The purchase price was financed by the $30.0 million new incremental term loan and borrowings under the Company’s revolving credit facility. The Company incurred approximately $7.7 million per year in rent expense under the operating lease for fiscal year 2001.

5.	Goodwill

Effective October 1, 2001, the Company adopted the provisions of SFAS No. 141 and SFAS No. 142. Under the provisions of SFAS No. 142 amortization of goodwill ceased as of October 1, 2002. The following table presents the net losses for the years ended September 30, 2002, 2001 and 2000 assuming SFAS No. 142 had been adopted on October 1, 1999 (in thousands):

	Year ended September 30,

	2002	2001	2000

Reported net loss	$(10,972)	$(29,880)	$(14,703)
Add back: Goodwill amortization	–	11,955	10,571

Adjusted net loss	$(10,972)	$(17,925)	$(4,132)

IASIS HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Preferred and Common Stock

Concurrent with the Tenet transaction, the Company issued 160,000 shares of mandatory redeemable Series A preferred stock for proceeds, net of issuance costs, of $158.6 million. In connection with the merger with the company formed by members of the Company’s management, the Company issued 5,311 shares of mandatory redeemable Series B preferred stock valued at an aggregate of $5.3 million, net of issuance costs. On October 26, 2000, all shares of the Company’s mandatory redeemable Series A and Series B preferred stock were exchanged for shares of the Company’s common stock on the basis of ten common shares for each preferred share. The preferred stock was exchanged for common stock without benefit to the preferred stockholders of the accrued dividends, therefore, previously accrued preferred stock dividends were reversed. The exchange decreased the net loss attributable to common stockholders and increased stockholders’ equity by approximately $25.3 million and $189.3 million, respectively, for the year ended September 30, 2001.

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

7.	Stock Options

The IASIS Healthcare Corporation 2000 Stock Option Plan (“2000 Stock Option Plan”) affords an incentive to selected directors, officers, employees and consultants of the Company through the grant of stock options. The maximum number of shares of common stock reserved for the grant of stock options under the 2000 Stock Option Plan is 7,208,940, subject to adjustment as provided for in the 2000 Stock Option Plan. The number of options to be granted and the exercise price per share of common stock purchasable upon exercise of an option will be determined by a committee of the Board of Directors, subject to stockholder approval. In the case of an incentive stock option, the exercise price will not be less than the fair market value of a share of common stock on the date of its grant. As a condition to the exercise of an option, the optionee shall agree to be bound by the terms and conditions of a stockholders’ agreement among the Company, JLL Healthcare, LLC, and certain other stockholders, including restrictions on transferability contained therein. The options become exercisable in part on the date of grant or over a period not to exceed seven years after the date of grant, subject to earlier vesting provisions as provided for in the 2000 Stock Option Plan. All options granted under the 2000 Stock Option Plan expire no later than 10 years from the respective dates of grant. At September 30, 2002, there were 617,438 options available for grant.

IASIS HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding the Company’s stock option activity for the periods indicated is summarized below:

						Weighted
		Option Price				Average
	Stock Options	Per Share				Exercise Price

Balance at September 30, 1999	—	$			—	$—
Granted	5,399,821		$9.52	–	40.00	$24.13
Exercised	(3,675)	$			9.52	$9.52
Forfeited	—	$			—	$—

Balance at September 30, 2000	5,396,146		$9.52	–	40.00	$24.14
Granted	2,777,044		$9.52	–	40.00	$24.35
Exercised	(46,985)	$			9.52	$9.52
Forfeited	(2,412,132)		$9.52	–	40.00	$24.28

Balance at September 30, 2001	5,714,073		$9.52	–	40.00	$24.31
Granted	2,396,103		$9.52	–	40.00	$24.35
Exercised	—	$			—	$—
Forfeited	(1,569,334)		$9.52	–	40.00	$24.29

Balance at September 30, 2002	6,540,842		$9.52	–	40.00	$24.32

The following table summarizes information regarding the options outstanding and exercisable at September 30, 2002:

	Options Outstanding

		Weighted-
	Number	Average	Options	Options	Options
	Outstanding at	Remaining	Exercisable at	Exercisable at	Exercisable at
Exercise	September 30,	Contractual	September 30,	September 30,	September 30,
Price	2002	Life	2002	2001	2000

$9.52	2,131,539	8.6	934,474	653,660	218,504
$24.76	2,464,745	8.6	1,053,981	705,579	181,861
$40.00	1,944,558	8.6	832,920	559,177	143,885

	6,540,842		2,821,375	1,918,416	544,250

The per share weighted-average fair value of stock options granted at an exercise price of $9.52 during fiscal years 2002, 2001, and 2000 was $3.01, $2.11 and $2.54, respectively, on the date of grant using a minimum value option-pricing model based on the following assumptions:

	2002	2001	2000

Risk-free interest rate	2.70% – 5.03%	4.64% – 5.57%	5.75% – 6.63%
Expected life	2-1/2 to 5 years	2-1/2 to 5 years	2-1/2 to 5 years
Expected dividend yield	0.0%	0.0%	0.0%

If the Company had measured compensation cost for the stock options granted under the fair value based method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net loss would have been changed to the pro forma amounts set forth below (in thousands):

	2002	2001	2000

Net loss
As reported	$(10,972)	$(29,880)	$(14,703)
Pro forma	(11,327)	(30,243)	(15,145)

The effect of applying SFAS No. 123 for providing pro forma disclosure is not likely to be representative of the effect on reported net income for future years.

IASIS HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Income Taxes

Income tax expense for the years ended September 30, 2002, 2001 and 2000 on income from continuing operations consists of the following (in thousands):

	2002	2001	2000

Current:
Federal	$–	$(2,816)	$3,299
State	–	(366)	366
Deferred:
Federal	–	2,672	(1,530)
State	–	510	84

	$–	$–	$2,219

A reconciliation of the federal statutory rate to the effective income tax rate applied to income from continuing operations for the years ended September 30, 2002, 2001 and 2000 follows (in thousands):

	2002	2001	2000

Federal statutory rate	$9,644	$(10,808)	$(659)
State income taxes, net of federal income tax benefit	–	94	293
Non-deductible goodwill amortization	–	408	410
Other non-deductible expenses	144	226	209
Change in valuation allowance charged to tax provision	(10,084)	10,110	1,727
Other items, net	296	(30)	239

Provision for income taxes	$–	$–	$2,219

A summary of the items comprising the deferred tax assets and liabilities at September 30 follows (in thousands):

	2002		2001

	Assets	Liabilities	Assets	Liabilities

Depreciation and fixed asset basis differences	$–	$32,304	$–	$19,495
Amortization and intangible asset basis differences	43,300	–	39,522	–
Allowance for doubtful accounts	4,588	–	8,419	–
Accrued expenses and other long-term liabilities	12,280		8,744
Deductible carryforwards and credits	38,875	–	27,480	–
Other, net	2,316	–	–	88
Valuation allowance	(69,055)	–	(64,582)	–

Total	$32,304	$32,304	$19,583	$19,583

There were no net deferred income tax assets at either September 30, 2002 or September 30, 2001.

At September 30, 2002, federal and state net operating loss carryforwards are available to offset future taxable income of approximately $99 million. The net operating losses begin to expire in 2019. Approximately $2 million of this loss is subject to annual limitations of approximately $500,000 and will result in a reduction of intangible assets if used in the future. In addition, the Company has $1.9 million of deferred tax assets related to the Tenet acquisition whose future realization will result in a reduction of intangible assets.

The Company maintains a valuation allowance for deferred tax assets it believes will more likely than not be realized. The valuation allowance increased $4.5 million during the year ended September 30, 2002.

IASIS HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Contingencies

Net Revenue

Final determination of amounts earned under the Medicare and Medicaid programs often occurs in subsequent years because of audits by the programs, rights of appeal and the application of numerous technical provisions. In the opinion of management, adequate provision has been made for adjustments that may result from such routine audits and appeals.

Current Operations

Laws and regulations governing the Medicare and Medicaid and other federal healthcare programs are complex and subject to interpretation. The Company’s management believes that the Company is in compliance with all applicable laws and regulations in all material respects and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare, Medicaid and other federal healthcare programs.

The Company has acquired and will continue to acquire businesses with prior operating histories. Acquired companies may have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations, such as billing and reimbursement, fraud and abuse and similar anti-referral laws. Although the Company institutes policies designed to conform practices to its standards following completion of acquisitions, there can be no assurance that the Company will not become liable for past activities that may later be asserted to be improper by private plaintiffs or government agencies. Although the Company generally seeks to obtain indemnification from prospective sellers covering such matters, there can be no assurance that any such matter will be covered by indemnification, or if covered, that such indemnification will be adequate to cover potential losses and fines.

Professional, General and Workers Compensation Liability Risks

The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment and personal injuries. To cover these types of claims, the Company maintains general liability and professional liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is currently not a party to any such proceedings that, in the Company’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company expenses an actuarially determined estimate of the costs it expects to incur under the self-insured retention exposure for general and professional liability claims. As of September 30, 2002 and 2001, the Company’s professional and general liability accrual for asserted and unasserted claims was approximately $17.6 million and $9.4 million, respectively, which is included within other long-term liabilities in the accompanying consolidated balance sheets. For the years ended September 30, 2002, 2001 and 2000, the Company’s total premiums and self-insured retention cost for professional and general liability insurance was approximately $15.6 million, $6.3 million and $6.1 million, respectively, which is included in other operating expenses in the accompanying consolidated statements of operations.

The Company is subject to claims and legal actions in the ordinary course of business relative to workers compensation and other labor and employment matters. To cover these types of claims, the Company maintains workers compensation insurance coverage with a self-insured retention. The Company accrues costs of workers compensation claims based upon estimates derived from its claims experience.

Health Choice

Health Choice has entered into a capitated contract whereby the Plan provides healthcare services in exchange for fixed periodic and supplemental payments from AHCCCS. These services are provided regardless of the actual costs incurred to provide these services. The Company receives reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds. The Company believes the capitated payments, together with reinsurance and other supplemental payments are sufficient to pay for the services

IASIS HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Health Choice is obligated to deliver. As of September 30, 2002, the Company has provided performance guaranties in the form of a surety bond in the amount of $9.4 million and a letter of credit in the amount of $11.2 million for the benefit of AHCCCS to support its obligations under the Health Choice contract to provide and pay for the healthcare services. In October, 2002, the Company eliminated the surety bond and increased the letter of credit amount to $20.6 million.

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

10.	Leases

The Company leases various buildings, office space and equipment under capital and operating lease agreements. The leases expire at various times and have various renewal options. Operating lease rental expense relating primarily to the rental of buildings and equipment for the years ended September 30, 2002, 2001 and 2000 approximated $31.9 million, $35.9 million and $31.8 million, respectively.

Future minimum payments at September 30, 2002, by fiscal year and in the aggregate, under capital leases and noncancellable operating leases, net of sublease income, with initial terms of one year or more consist of the following (in thousands):

		Net
	Capital	Operating
	Leases	Leases

2003	$1,433	$22,639
2004	1,351	19,641
2005	1,343	17,487
2006	1,153	14,431
2007	835	12,314
Thereafter	–	79,030

Total minimum lease payments	6,115	$165,542

Amount representing interest (at rates ranging from 7.9% to 11.65%)	1,018

Present value of net minimum lease payments (including $945 classified as current)	$5,097

Aggregate future minimum rentals to be received under noncancellable subleases as of September 30, 2002 were approximately $5.6 million.

IASIS HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2002, the Company amended one of its facility lease agreements. Under the amended lease agreement, the current lease term expires in January 2004 and includes an option to extend the term an additional 15 years. The future minimum lease payments shown above assume the exercise of the option to extend the lease for the additional 15-year term with an annual lease cost of $5.25 million, beginning in February 2004.

11.	Discontinued Operations

During the fourth quarter of fiscal 2000, the Company implemented plans to sell its physician practice operations and close related practice support offices during fiscal 2001, resulting in an estimated loss on sale and closure of $7.4 million in the fiscal year ended September 30, 2000. The estimated loss on sale and closure and operating results of the physician practice operations are reflected as discontinued operations in the accompanying consolidated statements of operations. The Company estimated losses of approximately $900,000 from the physician practice operations from the date the Company committed itself to the sale and closure through the projected sale and closure dates. The remainder of the estimated loss on sale and closure consisted primarily of lease termination costs. During the years ended September 30, 2002 and 2001, $972,000 and $1.0 million, respectively, of previously recorded loss accruals were reversed because the actual costs of discontinuing these operations were less than previously estimated. At September 30, 2002, the remaining accrual for estimated loss on sale and closure was $1.3 million. Of these costs, $1.2 million is expected to be paid subsequent to fiscal year 2003 and is recorded within other long-term liabilities in the accompanying consolidated balance sheets. Net revenue for the physician practice operations for the year ended September 30, 2000 was approximately $11.7 million.

12.	Retirement Plans

Substantially all employees who are employed by the Company or its subsidiaries, upon qualification, are eligible to participate in a defined contribution 401(k) plan (the “Retirement Plan”). Employees who elect to participate generally make contributions from 1% to 20% of their eligible compensation, and the Company matches, at its discretion, such contributions up to a maximum percentage. Generally, employees immediately vest 100% in their own contributions and vest in the employer portion of contributions in a period not to exceed five years. Company contributions to the Retirement Plan were approximately $3.1 million, $3.9 million and $3.3 million for the years ended September 30, 2002, 2001 and 2000, respectively.

IASIS HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Segment and Geographic Information

The Company’s acute care hospitals and related healthcare businesses are similar in their activities and the economic environments in which they operate (i.e., urban and suburban markets). Accordingly, the Company’s reportable operating segments consist of (1) acute care hospitals and related healthcare businesses, collectively, and (2) its Medicaid managed health plan, Health Choice and a related entity (collectively referred to as Health Choice). Prior to the Tenet transaction, including Health Choice, management had determined that the Company did not have separately reportable segments as defined under Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. The following is a financial summary by business segment for the periods indicated (in thousands):

	Year Ended September 30,

	2002	2001	2000

Acute Care Service:
Net patient revenue	$818,119	$786,680	$732,814
Revenue between segments	(6,387)	(7,693)	(7,073)

Net revenue	811,732	778,987	725,741
Salaries and benefits	319,413	312,741	281,006
Supplies	132,600	131,970	123,023
Other operating expenses (1)	164,629	161,287	152,850
Provision for bad debts	72,238	73,417	60,579

EBITDA (2)	122,852	99,572	108,283
Interest, net	55,365	64,460	62,214
Depreciation and amortization	45,978	53,038	47,406

Earnings (loss) from continuing operations before minority interests, income taxes and cumulative effect of a change in accounting principle	21,509	(17,926)	(1,337)
Provision for asset revaluation, closure and other costs	–	16,612	–
Recapitalization costs	–	–	3,478
Minority interests	1,042	441	74

Earnings (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	$20,467	$(34,979)	$(4,889)

Segment assets	$895,167	$854,866	$870,501

Capital expenditures	$47,197	$39,308	$53,670

IASIS HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended September 30,

	2002	2001	2000

Health Choice:
Capitation premiums and other payments	$138,156	$110,554	$89,422
Revenue between segments	–	–	–

Net revenue	138,156	110,554	89,422
Salaries and benefits	5,300	4,698	4,445
Supplies	360	362	353
Other operating expenses	125,325	101,384	81,326
Provision for bad debts	–	–	–

EBITDA (2)	7,171	4,110	3,298
Interest, net	(48)	(114)	138
Depreciation and amortization	133	125	153

Earnings from continuing operations before minority interests, income taxes and cumulative effect of a change in accounting principle	7,086	4,099	3,007
Provision for asset revaluation, closure and other costs	–	–	–
Recapitalization costs	–	–	–
Minority interests	–	–	–

Earnings from continuing operations before income taxes and cumulative effect of a change in accounting principle	$7,086	$4,099	$3,007

Segment assets	$3,316	$11,257	$2,695

Capital expenditures	$428	$15	$22

(1)	Amounts exclude provision for asset revaluation, closure and other costs and recapitalization costs.

(2)	EBITDA represents earnings from continuing operations before interest expense, minority interests, income taxes, provision for asset revaluation, closure and other costs, recapitalization costs and depreciation and amortization.

14. Accrued Expenses and Other Current Liabilities

A summary of other accrued expenses and other current liabilities consists of the following (in thousands):

	September 30

	2002	2001

Employee health insurance payable	$3,178	$3,300
Taxes other than income taxes	5,163	8,304
Workers compensation insurance payable	4,441	2,973
Accrued closure costs for Rocky Mountain Medical Center	2,094	3,351
Other	4,147	4,115

	$19,023	$22,043

15. Allowances for Doubtful Accounts

A summary of activity in the Company’s allowance for doubtful accounts follows (in thousands):

			Accounts
			Written Off,
	Beginning	Provision for	Net of	Ending
	Balance	Bad Debts	Recoveries	Balance

Allowance for doubtful accounts:
Year ended September 30, 2000	$10,850	$60,579	$(40,026)	$31,403
Year ended September 30, 2001	31,403	73,417	(78,875)	25,945
Year ended September 30, 2002	25,945	72,238	(63,733)	34,450

IASIS HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Asset Revaluation, Closure and Other Costs

During the year ended September 30, 2001, the Company recorded $11.9 million of charges relating to asset revaluation and closure expenses of Rocky Mountain Medical Center, $2.5 million of employee severance costs and the write-off of deferred initial public offering costs totaling $2.2 million.

Asset Revaluation and Closure Costs Related to Rocky Mountain Medical Center

In the third quarter of fiscal 2001, the Company recorded a pre-tax asset revaluation charge of approximately $2.8 million related to the closure of Rocky Mountain Medical Center and revaluation of net assets in conjunction with their classification as held for sale. At September 30, 2002 , Rocky Mountain Medical Center net assets held for sale and expected to be sold within the next 12 months consisted of property and equipment and totaled approximately $22.1 million, net of the asset revaluation allowance.

The Company adopted and implemented an exit plan and recorded pre-tax closure charges of approximately $9.1 million in the third quarter of fiscal 2001 with respect to the closure of Rocky Mountain Medical Center. These closure plans included the involuntary termination of approximately 200 hospital and business office personnel, which were completed by September 30, 2001. Accrued closure costs totaled approximately $2.2 million and $5.6 million at September 30, 2002 and 2001, respectively. The following table summarizes the closure costs accrual and payment activity for the years ended September 30, 2002 and 2001 (in thousands):

		Facility and
	Severance	Lease	Contract
	and Related	Termination	Termination	Other Exit
	Costs	Costs	Costs	Costs	Total

Balances at September 30, 2000	$–	$–	$–	$–	$–
Charges	1,475	3,486	2,407	1,693	9,061
Payments	(1,659)	(737)	(439)	(585)	(3,420)
Re-allocation of charge	450	–	–	(450)	–

Balances at September 30, 2001	$266	$2,749	$1,968	$658	$5,641
Charges	–	–	–	–	–
Payments	(155)	(1,415)	(432)	(1,480)	(3,482)
Re-allocation of charge	(111)	–	(1,536)	1,647	–

Balances at September 30, 2002	$–	$1,334	$–	$825	$2,159

Net revenue and pre-tax losses from Rocky Mountain Medical Center were $12.9 million and $16.1 million, respectively, for the year ended September 30, 2001, excluding the $11.9 million asset revaluation and closure charge, and $4.5 million and $15.7 million, respectively, for the year ended September 30, 2000.

Other Costs

The Company recorded employee severance costs of $2.5 million during the year ended September 30, 2001 related to management severance and the termination of employees in one of its markets. As of September 30, 2002 and 2001, the Company had paid approximately $2.1 and $1.2 million of these costs, respectively.

On January 22, 2001, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission, which was amended on February 13, 2001 and March 6, 2001, to register the sale of up to 13,350,000 shares of its common stock, plus up to an additional 2,002,500 shares pursuant to the underwriters’ over-allotment options, through an underwritten public offering. The Company subsequently decided not to pursue the public offering and it was terminated. The Company expensed $2.2 million of offering costs incurred during the year ended September 30, 2001. As of September 30, 2002 the Company had paid these amounts.

IASIS HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Subsequent Event

In October 2002, the Company sold its 50% interest in Sandy City ASC, an ambulatory surgery center in West Jordan, Utah, for net cash proceeds of $2.9 million. As a result of this sale, the Company recorded a gain of approximately $1.2 million in the first quarter of fiscal year 2003.

18. Supplemental Condensed Consolidating Financial Information

The Notes described in Note 3 are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s Subsidiary Guarantors.

A summarized condensed consolidating balance sheet as of September 30, 2002 and 2001 and condensed consolidating statements of operations and cash flows for the years ended September 30, 2002 and 2001 for the Company, segregating the parent company issuer, the combined 100% owned Subsidiary Guarantors, the non-100% owned Subsidiary Guarantor and eliminations, are found below. Separate audited financial statements of the non-100% owned Subsidiary Guarantor, Odessa Regional Hospital, LP (“Odessa”), are included as Exhibit 99.1 to the Company’s filing on Form 10-K. During the year ended September 30, 2001, Odessa sold 11.2% of its limited partner units, which reduced the Company’s ownership accordingly, however, Odessa’s guaranty continues to be full and unconditional with respect to the Notes. Prior to this sale, all of the Company’s Subsidiary Guarantors were 100% owned, thus no condensed consolidating financial statements are provided for prior periods.

IASIS HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IASIS Healthcare Corporation

Condensed Consolidating Balance Sheet
September 30, 2002
(in thousands)

		Subsidiary Guarantors

			Non-100%		Condensed
	Parent Issuer	100% Owned	Owned	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$–	$–	$–	$–	$–
Accounts receivable, net	–	145,704	8,748	–	154,452
Inventories	–	22,218	1,691	–	23,909
Prepaid expenses and other current assets	–	14,792	905	–	15,697
Assets held for sale	–	22,106	–	–	22,106

Total current assets	–	204,820	11,344	–	216,164
Property and equipment, net	–	378,715	23,456	–	402,171
Net investment in and advances to subsidiaries	870,372	(833,886)	(3,426)	(33,060)	–
Goodwill	–	223,570	28,827	–	252,397
Other assets, net	18,006	9,081	664	–	27,751

Total assets	$888,378	$(17,700)	$60,865	$(33,060)	$898,483

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$–	$49,986	$1,934	$–	$51,920
Salaries and benefits payable	–	15,645	1,047	–	16,692
Accrued interest payable	15,016	–	–	–	15,016
Medical claims payable	–	30,262	–	–	30,262
Other accrued expenses and other current liabilities	–	18,824	199	–	19,023
Current portion of long-term debt and capital lease obligations	25,307	945	470	(470)	26,252

Total current liabilities	40,323	115,662	3,650	(470)	159,165
Long-term debt and capital lease obligations	552,539	4,152	32,590	(32,590)	556,691
Other long-term liabilities	–	22,347	–	–	22,347
Minority interest	–	4,736	–	–	4,736
Stockholders’ equity	295,516	(164,597)	24,625	–	155,544

Total liabilities and stockholders’ equity	$888,378	$(17,700)	$60,865	$(33,060)	$898,483

IASIS HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IASIS Healthcare Corporation

Condensed Consolidating Balance Sheet
September 30, 2001
(in thousands)

		Subsidiary Guarantors

			Non-100%		Condensed
	Parent Issuer	100% Owned	Owned	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$–	$6,056	$–	$–	$6,056
Accounts receivable, net	–	139,196	8,614	–	147,810
Inventories	–	20,782	1,109	–	21,891
Prepaid expenses and other current assets	–	13,406	429	–	13,835
Assets held for sale	–	25,106	–	–	25,106

Total current assets	–	204,546	10,152	–	214,698
Property and equipment, net	–	319,607	15,430	–	335,037
Net investment in and advances to subsidiaries	843,420	(813,591)	3,644	(33,473)	–
Goodwill	–	263,067	28,827	–	291,894
Other assets, net	19,768	4,875	37	–	24,680

Total assets	$863,188	$(21,496)	$58,090	$(33,473)	$866,309

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$–	$45,001	$3,061	$–	$48,062
Salaries and benefits payable	–	16,098	708	–	16,806
Accrued interest payable	18,297	–	–	–	18,297
Medical claims payable	–	21,871	–	–	21,871
Other accrued expenses and other current liabilities	–	21,825	218	–	22,043
Current portion of long-term debt and capital lease obligations	19,375	228	413	(413)	19,603

Total current liabilities	37,672	105,023	4,400	(413)	146,682
Long-term debt and capital lease obligations	530,000	574	33,060	(33,060)	530,574
Other long-term liabilities	–	18,380	–	–	18,380
Minority interest	–	4,379	–	–	4,379
Stockholders’ equity	295,516	(149,852)	20,630	–	166,294

Total liabilities and stockholders’ equity	$863,188	$(21,496)	$58,090	$(33,473)	$866,309

IASIS HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IASIS Healthcare Corporation

Condensed Consolidating Statement of Operations
for the year ended September 30, 2002
(in thousands)

		Subsidiary Guarantors

			Non-100%		Condensed
	Parent Issuer	100% Owned	Owned	Eliminations	Consolidated

Net revenue	$–	$902,598	$48,539	$(1,249)	$949,888
Costs and expenses:
Salaries and benefits	–	307,577	17,136	–	324,713
Supplies	–	127,751	5,209	–	132,960
Other operating expenses	–	281,352	8,602	–	289,954
Provision for bad debts	–	68,104	4,134	–	72,238
Interest, net	55,158	159	3,559	(3,559)	55,317
Depreciation and amortization	4,347	40,227	1,537	–	46,111
Management fees	–	–	1,249	(1,249)	–
Equity in earnings of affiliates	(44,974)	–	–	44,974	–

Total costs and expenses	14,531	825,170	41,426	40,166	921,293
Earnings (loss) from continuing operations before minority interests, income taxes and cumulative effect of a change in accounting principle	(14,531)	77,428	7,113	(41,415)	28,595
Minority interests	–	1,042	–	–	1,042

Earnings (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	(14,531)	76,386	7,113	(41,415)	27,553
Income tax expense	–	–	–	–	–

Net earnings (loss) from continuing operations before cumulative effect of a change in accounting principle	(14,531)	76,386	7,113	(41,415)	27,553
Discontinued operations	–	972	–	–	972

Net earnings (loss) before cumulative effect of a change in accounting principle	(14,531)	77,358	7,113	(41,415)	28,525
Cumulative effect of a change in accounting principle	–	(39,497)	–	–	(39,497)

Net earnings (loss)	$(14,531)	$37,861	$7,113	$(41,415)	$(10,972)

IASIS HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IASIS Healthcare Corporation

Condensed Consolidating Statement of Operations
for the year ended September 30, 2001
(in thousands)

		Subsidiary Guarantors

			Non-100%		Condensed
	Parent Issuer	100% Owned	Owned	Eliminations	Consolidated

Net revenue	$–	$851,033	$39,646	$(1,138)	$889,541
Costs and expenses:
Salaries and benefits	–	302,275	15,164	–	317,439
Supplies	–	127,377	4,955	–	132,332
Other operating expenses	–	256,652	6,019	–	262,671
Provision for bad debts	–	69,561	3,856	–	73,417
Interest, net	64,224	122	4,136	(4,136)	64,346
Depreciation and amortization	3,705	47,313	2,145	–	53,163
Provision for asset revaluation, closure and other costs	–	16,612	–	–	16,612
Management fees	–	–	1,138	(1,138)	–
Equity in earnings of affiliates	(33,913)	–	–	33,913	–

Total costs and expenses	34,016	819,912	37,413	28,639	919,980
Earnings (loss) from continuing operations before minority interests and income taxes	(34,016)	31,121	2,233	(29,777)	(30,439)
Minority interests	–	441	–	–	441

Earnings (loss) from continuing operations before income taxes	(34,016)	30,680	2,233	(29,777)	(30,880)
Income tax expense	–	–	–	–	–

Net earnings (loss) from continuing operations	(34,016)	30,680	2,233	(29,777)	(30,880)
Discontinued operations	–	1,000	–	–	1,000

Net earnings (loss)	(34,016)	31,680	2,233	(29,777)	(29,880)
Preferred stock dividends reversed	25,348	–	–	–	25,348

Net earnings (loss) due to common stockholders	$(8,668)	$31,680	$2,233	$(29,777)	$(4,532)

IASIS HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IASIS Healthcare Corporation
Condensed Consolidating Statement of Cash Flows
for the year ended September 30, 2002
(in thousands)

		Subsidiary Guarantors

	Parent		Non-100%		Condensed
	Issuer	100% Owned	Owned	Eliminations	Consolidated

Cash flows from operating activities
Net earnings (loss)	$(14,531)	$37,861	$7,113	$(41,415)	$(10,972)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,347	40,227	1,537	–	46,111
Minority interests	–	1,042	–	–	1,042
Cumulative effect of a change in accounting principle	–	39,497	–	–	39,497
Loss (gain) on sale of property and equipment	–	7	–	–	7
Reversal of excess loss accrual for discontinued operations	–	(972)	–	–	(972)
Equity in earnings of affiliates	(44,974)	–	–	44,974	–
Changes in operating assets and liabilities, net of the effect of dispositions:
Accounts receivable	–	(6,292)	(135)	–	(6,427)
Inventories, prepaid expenses and other current assets	–	(2,650)	(1,056)	–	(3,706)
Accounts payable and other current liabilities	1,654	11,678	(807)	–	12,525

Net cash provided by (used in) operating activities	(53,504)	120,398	6,652	3,559	77,105

Cash flows from investing activities
Purchases of property and equipment	–	(38,061)	(9,564)	–	(47,625)
Purchase of real estate	–	(55,338)	–	–	(55,338)
Proceeds from sale of property and equipment	–	148	–	–	148
Payments for dispositions, net	–	–	–	–	–
Change in other assets	–	(4,750)	(627)	–	(5,377)

Net cash used in investing activities	–	(98,001)	(10,191)	–	(108,192)

Cash flows from financing activities
Proceeds from issuance of common stock	222	–	–	–	222
Proceeds from senior bank debt borrowings	190,100	–	–	–	190,100
Payment of debt and capital leases	(161,216)	(390)	(413)	–	(162,019)
Change in intercompany balances with affiliates, net	24,398	(25,165)	4,326	(3,559)	–
Debt financing cost incurred	–	(2,587)	–	–	(2,587)
Other	–	(311)	(374)	–	(685)

Net cash provided by (used in) financing activities	53,504	(28,453)	3,539	(3,559)	25,031
Net increase in cash and cash equivalents	–	(6,056)	–	–	(6,056)
Cash and cash equivalents at beginning of period	–	6,056	–	–	6,056

Cash and cash equivalents at end of period	$–	$–	$–	$–	$–

IASIS HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IASIS Healthcare Corporation
Condensed Consolidating Statement of Cash Flows
for the year ended September 30, 2001
(in thousands)

		Subsidiary Guarantors

			Non-100%		Condensed
	Parent Issuer	100% Owned	Owned	Eliminations	Consolidated

Cash flows from operating activities
Net earnings (loss)	$(34,016)	$31,680	$2,233	$(29,777)	$(29,880)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,705	47,313	2,145	–	53,163
Minority interests	–	441	–	–	441
Gain on sale of property and equipment	–	(314)	–	–	(314)
Provision for asset revaluation and closure costs	–	11,900	–	–	11,900
Reversal of excess loss accrual for discontinued operations	–	(1,000)	–	–	(1,000)
Equity in earnings of affiliates	(33,913)	–	–	33,913	–
Changes in operating assets and liabilities, net of the effect of dispositions:
Accounts receivable	–	(115)	(2,580)	–	(2,695)
Inventories, prepaid expenses and other current assets	–	3,696	(18)	–	3,678
Accounts payable and other current liabilities	(1,723)	12,540	2,016	–	12,833

Net cash provided by (used in) operating activities	(65,947)	106,141	3,796	4,136	48,126

Cash flows from investing activities
Purchases of property and equipment	–	(34,724)	(4,599)	–	(39,323)
Proceeds from sale of property and equipment	–	3,131	–	–	3,131
Payments for dispositions, net	–	(101)	–	–	(101)
Change in other assets	–	(1,348)	(18)	–	(1,366)

Net cash used in investing activities	–	(33,042)	(4,617)	–	(37,659)

Cash flows from financing activities
Proceeds from issuance of common stock	1,900	–	–	–	1,900
Proceeds from senior bank debt borrowings	141,000	–	–	–	141,000
Payment of debt and capital leases	(148,293)	(696)	–	–	(148,989)
Change in intercompany balances with affiliates, net	71,340	(65,998)	(1,206)	(4,136)	–
Other	–	(349)	2,027	–	1,678

Net cash provided by (used in) financing activities	65,947	(67,043)	821	(4,136)	(4,411)

Net increase in cash and cash equivalents	–	6,056	–	–	6,056
Cash and cash equivalents at beginning of period	–	–	–	–	–

Cash and cash equivalents at end of period	$–	$6,056	$–	$–	$6,056

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART II

Item 10. Directors and Executive Officers of the Registrant

     The table below presents information with respect to our directors and executive officers:

Name	Age	Position

David R. White	55	Chairman of the Board, President and Chief Executive Officer
Sandra K. McRee	46	Chief Operating Officer
W. Carl Whitmer	38	Chief Financial Officer
Frank A. Coyle	38	Secretary, General Counsel
John M. Doyle	42	Vice President and Treasurer
Jerre H. Frazier	67	Vice President of Ethics and Business Practices, Chief
		Compliance Officer
Dolores Horvath	55	Chief Operating Officer, Arizona Market
David L. Jones	51	President, Utah Market
Phillip J. Mazzuca	43	President, Florida and Texas Markets
Derek Morkel	35	Operations Chief Financial Officer
Evan Bakst	36	Director
Michael S. Berk	32	Director
Jay R. Bloom	47	Director
Ramsey A. Frank	42	Director
Anthony Grillo	47	Director
Paul S. Levy	55	Director
Jeffrey C. Lightcap	43	Director
Frank J. Rodriguez	31	Director
David Y. Ying	48	Director

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

     John M. Doyle has been our Vice President and Treasurer since April 2002. Mr. Doyle was a senior manager at Ernst & Young LLP from February 1997 until March 2002 and at KPMG LLP from August 1994 to January 1997, where he specialized in healthcare audit and business advisory services, including mergers and acquisitions. In addition, from October 1991 to August, 1994, Mr. Doyle was the Chief Financial Officer for two community hospitals in East Tennessee and North Carolina.

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

     Dolores Horvath served as our Chief Nursing Officer from September 2001 until October 2002. Ms. Horvath was appointed President for our Arizona market in October 2002. She was an independent healthcare consultant from December 1997 until September 2001. From May 1995 to December 1997, Ms. Horvath served as Director of Outcomes Management for Columbia/HCA’s Chicago division. Prior to that time, Ms. Horvath served as Chief Nursing Officer and Chief Operating Officer of several rural and urban healthcare facilities.

     David L. Jones has been President of our Utah market since May 2002. From July 2000 to May 2002, Mr. Jones was a principal of Integrated Healthcare Systems. From April 1995 to October 1999, Mr. Jones served as a Regional Vice President of Paracelsus.

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

     Derek Morkel has been our Operations Chief Financial Officer since February 2002. From May 1999 until February 2002, Mr. Morkel was employed by Province Healthcare as Chief Financial Officer of Parkview Regional Hospital, and then Palestine Regional Medical Center. Prior to joining Province, Mr. Morkel was employed by HCA as a Hospital Business Office Manager from December 1998 to May 1999. Mr. Morkel also served as the Chief Executive Officer of Nucare Medical from January 1997 to December 1998.

     Evan Bakst joined our Board of Directors in May 2001. Mr. Bakst is a principal at JP Morgan Partners, which he joined in July 2000, and focuses primarily on healthcare investing. Prior to joining JP Morgan Partners, Mr. Bakst was a managing director of The Beacon Group, LLC, where he was involved with Beacon’s private equity effort from August 1993 until July 2000. Mr. Bakst serves as a director of several companies, including Cadent Holdings, Inc., MQ Associates, Inc., National Surgical Care Inc. and FundsXpress, Inc.

     Michael S. Berk has been one of our Directors since October 1999. Mr. Berk is a Vice President of JLL Partners, Inc., which he joined in February 1999. From September 1997 to February 1999, Mr. Berk was an associate at Frontenac Company.

     Jay R. Bloom has been one of our Directors since October 1999. Mr. Bloom is a managing director of Trimaran Fund Management, L.L.C., the investment advisor to Trimaran Fund II, L.L.C., a private equity fund. In addition, he is a member of the Investment Committee of Trimaran Advisors, L.L.C., the investment advisor to Caravelle Investment Fund, L.L.C. and Caravelle Investment Fund II, L.L.C., where he oversees a portfolio of bank loans, high yield securities, mezzanine and special situation investments. Mr. Bloom is also a vice chairman of CIBC World Markets Corp., a member of CIBC’s executive board, U.S. Management Committee, and a co-head of the CIBC Argosy Merchant Banking Funds. Prior to joining CIBC World Markets in 1995, Mr. Bloom was a founder and managing director of The Argosy Group L.P. Prior to joining The Argosy Group L.P., Mr. Bloom was a managing director at Drexel Burnham Lambert Incorporated and also worked at Lehman Brothers Kuhn Loeb Incorporated. In addition, Mr. Bloom previously practiced law with Paul Weiss Rifkind Wharton & Garrison. Mr. Bloom currently serves on the Board of Directors of JAC Holdings International, Inc., Transportation Technologies Industries, Inc., PrimeCo Wireless Communications, LLC, NSP Holdings, LLC, Lancer Industries, Inc. and Fairfield Manufacturing Company, Inc.

     Ramsey A. Frank has been one of our Directors since October 1999. Mr. Frank is a Senior Managing Director of JLL Partners, Inc., which he joined in September 1999. From January 1993 to September 1999, Mr. Frank was a Managing Director at Donaldson, Lufkin & Jenrette, Inc., where he headed the restructuring group and was a senior member of the leveraged finance group. Mr. Frank serves as a director of Advance PCS, Builders FirstSource, Inc., Motor Coach Industries International Inc. and New World Pasta Company.

     Anthony Grillo has been one of our Directors since October 1999. Mr. Grillo is a Senior Managing Director and heads the restructuring group of Evercore Partners, Inc., which he joined in March 2001. He was a Senior Managing Director of Joseph Littlejohn & Levy from January 1999 through March 2001. From March 1991 to December 1998, Mr. Grillo was a Senior Managing Director at The Blackstone Group, where he was involved with Blackstone’s private equity, restructuring and mergers practices. Mr. Grillo serves as a director of several companies, including Garden Way, Inc., Lancer Industries Inc., Littelfuse, Inc. and Safeguard Business Systems.

     Paul S. Levy has been one of our Directors since October 1999. Mr. Levy is a Senior Managing Director of JLL Partners, Inc., which he founded in 1988. Mr. Levy serves as a director of several companies, including Builders FirstSource, Inc., Fairfield Manufacturing Company, Inc., Hayes Lemmerz International Inc., Lancer Industries Inc., Motor Coach Industries International Inc. and New World Pasta Company.

     Jeffrey C. Lightcap has been one of our Directors since October 1999. Mr. Lightcap is a Senior Managing Director of JLL Partners, Inc., which he joined in June 1997. From February 1993 to May 1997, Mr. Lightcap was a Managing Director at Merrill Lynch & Co., Inc., where he was the head of leveraged buyout firm coverage for the mergers and acquisitions group. Mr. Lightcap serves as a director of several companies, including Hayes Lemmerz International Inc., JAG Holdings, Motor Coach Industries International Inc. and New World Pasta Company.

     Frank J. Rodriguez has been one of our Directors since October 1999. Mr. Rodriguez is a Vice President of JLL Partners, Inc., which he joined in August 1995. From July 1993 to July 1995, Mr. Rodriguez was a member of the Merchant Banking Group at Donaldson, Lufkin & Jenrette, Inc. Mr. Rodriguez serves as a director of Motor Coach Industries International Inc.

     David Y. Ying has been one of our Directors since October 1999. Mr. Ying is a Senior Managing Director of JLL Partners, Inc., which he joined in June 1997. From January 1993 to May 1997, Mr. Ying was a Managing Director at Donaldson, Lufkin & Jenrette, Inc., where he was the head of its restructuring department. Mr. Ying serves as a director of several companies, including Builders FirstSource, Inc., Hayes Lemmerz International Inc., Lancer Industries Inc. and New World Pasta Company.

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

     Pursuant to a stockholders agreement, dated as of October 8, 1999, as amended, among our company, JLL Healthcare, LLC and other of our stockholders, nine designees of JLL Healthcare, LLC currently are serving on our board of directors. JLL Healthcare, LLC has the right to designate ten persons to serve on our board of directors. The operating agreement of JLL Healthcare, LLC provides that its designees on the board of directors will include eight designees of JLL Partners, Inc., one designee of CIBC WMC Inc. and one designee of J.P. Morgan Capital Corporation. Messrs. Berk, Frank, Grillo, Levy, Lightcap, Rodriguez and Ying serve on the board of directors as designees of JLL Partners, Inc. Mr. Bloom serves on the board of directors as a designee of CIBC WMC Inc. Mr. Bakst serves on the board of directors as a designee of J.P. Morgan Capital Corporation.

Item 11. Executive Compensation.

     The following table provides information as to annual, long-term or other compensation during the last three fiscal years for:

•	the individual serving as our Chief Executive Officer during the fiscal year ended September 30, 2002;

•	our four other most highly compensated executive officers who were serving as executive officers at September 30, 2002; and

•	one additional individual who was among our four most highly compensated executive officers, other than our Chief Executive Officer, during the year ended September 30, 2002, but who was not serving as an executive officer at September 30, 2002.

SUMMARY COMPENSATION TABLE

				Long-Term
				Compensation
	Annual Compensation			Awards

				Securities
				Underlying	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Options(#)	Compensation

David R. White	2002	$629,167	$450,000	—	$6,282	(2)
Chairman of the Board, President &	2001	521,733	—	643,091	3,653
Chief Executive Officer(1)	2000	—	—	1,075,962	—
Sandra K. McRee(3)	2002	427,379	153,300	—	2,508	(2)
Chief Operating Officer	2001	140,221	—	625,987	—
W. Carl Whitmer(4)	2002	379,024	135,900	457,993	6,169	(2)
Chief Financial Officer	2001	220,887	—	41,996	3,171
	2000	93,745	—	125,997	1,387
Phillip J. Mazzuca(5)	2002	261,857	39,063	—	2,078	(2)
Division President	2001	200,928	5,709	100,170	84,508	(6)
	2000	171,583	—	25,827	3,724
Frank A. Coyle	2002	193,283	39,976	—	5,329	(2)
General Counsel and Secretary	2001	158,058	—	25,197	4,739
	2000	114,442	—	100,795	3,390
Dewey A. Greene(7)	2002	199,733	—	—	72,420	(8)
Division President	2001	40,064	—	125,997	—
	2000	—	—	—	—

(1)	Mr. White served as our non-executive Chairman of the Board of Directors from October 1999 until November 2000. He was appointed our Chief Executive Officer on in December 2000 and our President in May 2001.

(2)	Our contribution on behalf of the employee to our 401(k) plan.

(3)	Ms. McRee was appointed our Chief Operating Officer in May 2001.

(4)	Mr. Whitmer served as our Vice President and Treasurer from March 2000 until October 2001. He was appointed Chief Financial Officer in November 2001.

(5)	Mr. Mazzuca served as Chief Executive Officer of Town & Country Hospital through August 2001. He was appointed as a Division President in September 2001.

(6)	Our contribution of $3,245 on behalf of Mr. Mazzuca to our 401(k) plan and relocation allowance of $81,263.

(7)	Mr. Greene served as our Division President, Arizona and Utah until July 2002.

(8)	Represents severance paid to Mr. Greene.

     The following table sets forth certain information concerning options granted in 2002 to the named executive officers. None of the named executive officers other than Mr. Whitmer was granted options during 2002. None of the named executive officers was granted stock appreciation rights.

OPTIONS GRANTED IN LAST FISCAL YEAR

	Individual Grants

		Percent
		of Total			Potential Realizable Value at
	Number of	Options			Assumed Annual Rates of
	Securities	Granted to			Stock Price Appreciation
	Underlying	Employees	Exercise		For Option Term
	Options	In Fiscal	or Base	Expiration
Name	Granted(*)	Year (%)	Price ($/Sh)	Date	5%($)	10%($)

W. Carl Whitmer	148,538		$9.52	10/31/11	889,310	2,253,685
	173,295		24.76	10/31/11	—	—
	136,160		40.00	10/31/11	—	—

	457,993	19%

*	Twenty percent of the options vested on the date of grant. The remaining options vest in four equal annual installments, with the first installment vesting in September 2002.

     The following table summarizes certain information with respect to unexercised options held by the named executive officers at September 30, 2002. The securities underlying unexercised options were valued at $9.52 per share. No unexercised options were in-the-money at September 30, 2002.

FISCAL YEAR-END OPTION VALUES

	Number of Securities
	Underlying
	Unexercised-Options Held at
	September 30, 2002

Name	Exercisable	Unexercisable

David R. White	1,033,089	685,964
Sandra K. McRee	250,395	375,592
W. Carl Whitmer	275,594	350,392
Phillip J. Mazzuca	55,564	70,433
Frank A. Coyle	78,015	47,977
Dewey A. Greene	—	—

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

     Mr. White’s employment agreement contains severance provisions regarding his compensation upon termination of his employment under some circumstances. If Mr. White’s employment is terminated without cause or if he leaves our company for “good reason,” he will be entitled to receive severance payments equal to two times his annual base salary, a lump sum payment equal to the present value of all other benefits he would have received through two years after the date of his termination, and could be eligible to receive a pro rata bonus that is determined based on a formula described in his employment agreement. This agreement contains a non-competition and non-solicitation provision pursuant to which Mr. White will not compete with us or our subsidiaries within 25 miles of the location of any hospital we manage for two years following the date of termination of his employment. During this time he will not solicit or recruit our business partners and employees. In certain circumstances following a change in control, we have agreed to compensate Mr. White in the event any payment under his employment agreement is subject to an excise tax under Section 4999 of the Internal Revenue Code.

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

     The employment agreements also contain severance provisions regarding compensation upon termination of employment under some circumstances. If either Ms. McRee or Mr. Whitmer is terminated without cause or leaves our company for “good reason,” such person will be entitled to receive severance payments equal to two times annual base salary, a lump sum payment equal to the present value of all other benefits that would have been received through two years after the date of termination, and could be eligible to receive a pro rata bonus that is determined based on a formula described in the employment agreements. The employment agreements also contain a non-competition and non-solicitation provision pursuant to which Ms. McRee and Mr. Whitmer agree not to compete with us or our subsidiaries within 50 miles of the location of any hospital we manage for two years following the date of termination of employment, and not to solicit or recruit our business partners and employees during this time.

Compensation Committee Interlocks and Insider Participation

     During fiscal 2002, the Compensation Committee was comprised of Messrs. White, Levy, Lightcap and Rodriguez. Messrs. Levy, Lightcap and Rodriguez have never been officers or employees of our company or its subsidiaries. Mr. White was appointed our Chief Executive Officer on December 1, 2000 and our President on May 22, 2001.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

     The table below sets forth the following information as of September 30, 2002 with respect to our compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated by (i) all compensation plans previously approved by our security holders and (ii) all compensation plans not previously approved by our security holders:

•	the number of securities to be issued upon the exercise of outstanding options;

•	the weighted-average exercise price of the outstanding options; and

•	the number of securities remaining available for future issuance under the plans.

     Our 2000 Stock Option Plan has been approved by our stockholders. Our Senior Executive Officer Compensation Plan was approved by our board of directors. It was not required to be approved by our stockholders. The Senior Executive Officer Compensation Plan provides that our senior executive officers are eligible to purchase shares of our capital stock as determined by our board of directors from time to time or as set forth in the senior executive officer’s employment agreement at a purchase price equal to fair market value. We have not issued any warrants or other rights to purchase our equity securities.

			Number of securities remaining
	Number of securities to be	Weighted-average exercise	available for future issuance under
	issued upon exercise of	price of outstanding	equity compensation plans (excluding
Plan category	outstanding options	options	securities reflected in the first column)

Equity compensation plans approved by security holders	6,540,842	$24.32	617,438
Equity compensation plans not approved by security holders	—	—	—

Total	6,540,842	$24.32	617,438

Beneficial Ownership of Our Common Stock

     The following table presents information as of December 23, 2002 regarding ownership of shares of our common stock by each person known to be a holder of more than 5% of our common stock, the members of our board of directors, each executive officer named in the summary compensation table and all current directors and executive officers as a group.

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

     Unless otherwise indicated, the address of each person listed below is 113 Seaboard Lane, Suite A-200, Franklin, Tennessee 37067.

	Common Stock

	Number	Percent
Beneficial Owners	Of Shares(1)	Of Class(2)

JLL Healthcare, LLC(3)	27,974,625	87.5%
David R. White	1,066,924	3.2
Sandra K. McRee	250,395	*
W. Carl Whitmer	275,594	*
Phillip J. Mazzuca	55,564	*
Frank A. Coyle	112,670	*
Dewey A. Greene	—	*
Evan Bakst	—	*
Michael S. Berk(4)	—	*
Jay R. Bloom	—	*
Ramsey A. Frank(4)	27,974,625	87.5
Anthony Grillo	—	*
Paul S. Levy(4)	27,974,625	87.5
Jeffrey C. Lightcap(4)	27,974,625	87.5
Frank J. Rodriguez(4)	27,974,625	87.5
David Y. Ying(4)	27,974,625	87.5
Current directors and executive officers as a group (19 persons)	28,043,115	88.4

*	Less than 1%

(1)	The following shares of common stock subject to options granted pursuant to our 2000 Stock Option Plan currently exercisable or exercisable within 60 days of December 23, 2002 are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options but are not deemed outstanding for computing the percentage ownership of any other person: Mr. White, 1,033,089; Ms. McRee, 250,395; Mr. Whitmer, 275,594; Mr. Mazzuca, 55,564; Mr. Coyle, 78,015; all current directors and executive officers as a group (19 persons), 1,820,936.

(2)	Percentage ownership is based on 31,955,863 shares outstanding as of December 23, 2002.

(3)	Through its controlling interest in JLL Healthcare, LLC, Joseph Littlejohn & Levy Fund III, L.P. may be deemed to beneficially own all of the shares of common stock owned by JLL Healthcare, LLC. Members of JLL Healthcare, LLC include Joseph Littlejohn & Levy Fund III, L.P., Trimaran Fund II, L.L.C. and other investors in the Trimaran investment program, J.P. Morgan Capital Corporation, FCA Ventures II, L.P. and other investors.

(4)	Messrs. Berk, Frank, Levy, Lightcap, Rodriguez and Ying, and are all associated with Joseph Littlejohn & Levy Fund III, L.P. which, through its controlling interest in JLL Healthcare, LLC, may be deemed to beneficially own all of the shares of common stock owned by JLL Healthcare, LLC. Messrs. Berk and Rodriguez disclaim any beneficial ownership of this common stock. Messrs. Frank, Levy, Lightcap and Ying are managing members of JLL Associates III, LLC, the general partner of Joseph Littlejohn & Levy Fund III, L.P., and, as a result, each may be deemed to beneficially own all of the shares owned by JLL Healthcare, LLC.

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

Item 13. Certain Relationships and Related Transactions.

Stockholders Agreement

     In connection with the recapitalization of the Paracelsus hospitals and the acquisition of hospitals and related facilities from Tenet Healthcare Corporation, JLL Healthcare, LLC and the other investors in our company entered into a stockholders agreement dated October 8, 1999, as amended, governing their ownership of our company. The following is a summary of the material terms of the stockholders agreement:

•	The stockholders other than JLL Healthcare, LLC have agreed to specified restrictions on the transfer of their shares.

•	There is no provision restricting how our stockholders vote on any matters.

•	From and after 180 days following an initial public offering of our common stock, the stockholders, under specified circumstances and subject to some conditions will have the right to require us to register their shares under the Securities Act and to participate in specified registrations of shares by us. JLL Healthcare is entitled to eight demand registrations, each other stockholder owning more than 5% of the outstanding common stock is entitled to two demand registrations, and each stockholder owning more than 3% and less than 5% is entitled to one demand registration.

•	From and after 180 days following an initial public offering, whenever the company proposes to register any of its equity securities or securities convertible or exchangeable into or exercisable for its equity securities (other than registrations on Forms S-8 and S-4), the stockholders shall have “piggyback” registration rights with respect to all these registrations.

•	We have agreed to pay the administrative fees and expenses of JLL Healthcare, LLC during the term of the stockholders agreement. During the year ended September 30, 2002, we paid JLL Healthcare, LLC approximately $450,000 for its administrative fees and expenses.

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

Item 14. Controls and Procedures

     Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this report. Based on this evaluation, the principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports.

     There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the paragraph above.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1.	Financial Statements: See Item 8

	2.	Financial Statement Schedules: Not Applicable

	3.	Management Contracts and Compensatory Plans and Arrangements

		-	IASIS Healthcare Corporation 2000 Stock Option Plan (5)

		-	Senior Executive Officer Compensation Plan (6)

		-	Employment Agreement dated February 7, 2001 between IASIS Healthcare Corporation and David R. White (9)

		-	Form of Employment Agreement between IASIS Healthcare Corporation and each of Sandra K. McRee and W. Carl Whitmer (9)

4.	Exhibits:

Exhibit No.	Description

2.1	Recapitalization Agreement, dated as of August 16, 1999, by and among Paracelsus Healthcare Corporation, PHC/CHC Holdings, Inc., PHC/Psychiatric Healthcare Corporation, PHC-Salt Lake City, Inc., Paracelsus Pioneer Valley Hospital, Inc., Pioneer Valley Health Plan, Inc., PHC-Jordan Valley, Inc., Paracelsus PHC Regional Medical Center, Paracelsus Davis Hospital, Inc., PHC Utah, Inc., Clinicare of Utah, Inc. and JLL Hospital, LLC(1)
2.2	Asset Sale Agreement between Tenet Healthcare Corporation and JLL Hospital, LLC, dated August 15, 1999(1)
2.3	Amendment No. 1 to Asset Sale Agreement, made and entered into as of October 15, 1999, by and between Tenet Healthcare Corporation and IASIS Healthcare Corporation(1)
2.4	Amendment No. 2 to Asset Sale Agreement, made and entered into as of October 15, 1999, by and between Tenet Healthcare Corporation and IASIS Healthcare Corporation(1)
2.5	Asset Sale Agreement between Odessa Hospital, Ltd., and JLL Hospital, LLC, dated as of August 15, 1999(1)
2.6	Amendment No. 1 to Asset Sale Agreement, dated as of October 15, 1999, by and between Odessa Hospital, Ltd. and IASIS Healthcare Corporation(1)
3.1	Amended and Restated Certificate of Incorporation of IASIS Healthcare Corporation, as filed with the Secretary of State of the State of Delaware on March 6, 2001(2)
3.2	Amended and Restated By-Laws of IASIS Healthcare Corporation(1)
4.1	Indenture, dated as of October 15, 1999, among IASIS Healthcare Corporation, the Delaware and Limited Partnership Subsidiary Guarantors and The Bank of New York, as Trustee(1)
4.2	Supplemental Indenture, dated October 25, 1999, among IASIS Healthcare Corporation, the Delaware and Limited Partnership Subsidiary Guarantors, the Arizona Subsidiary Guarantor, as guaranteeing subsidiary and The Bank of New York, as Trustee(1)
4.3	Supplemental Indenture, dated November 4, 1999, among IASIS Healthcare Corporation, the Delaware, Limited Partnership and Arizona Subsidiary Guarantors, the Utah Subsidiary Guarantor, as guaranteeing subsidiary and The Bank of New York, as Trustee(1)
4.4	Senior Subordinated Guarantee, dated October 15, 1999 by the Delaware and Limited Partnership Subsidiary Guarantors in favor of (i) the holders of IASIS Healthcare Corporation’s outstanding 13% Senior Subordinated Notes due 2009 and 13% Senior Subordinated Exchange Notes due 2009 to be issued in the Exchange Offer and covered by this Registration Statement and (ii) the Bank of New York, as Trustee under the Indenture governing the above-referenced notes(1)

Exhibit No.	Description

4.5	Senior Subordinated Guarantee, dated October 25, 1999 by the Arizona Subsidiary Guarantor in favor of (i) the holders of IASIS Healthcare Corporation’s outstanding 13% Senior Subordinated Notes due 2009 and 13% Senior Subordinated Exchange Notes due 2009 to be issued in the Exchange Offer and covered by this Registration Statement and (ii) the Bank of New York, as Trustee under the Indenture governing the above-referenced notes(1)
4.6	Senior Subordinated Guarantee, dated November 4, 1999 by the Utah Subsidiary Guarantor in favor of (i) the holders of IASIS Healthcare Corporation’s outstanding 13% Senior Subordinated Notes due 2009 and 13% Senior Subordinated Exchange Notes due 2009 to be issued in the Exchange Offer and covered by this Registration Statement and (ii) the Bank of New York, as Trustee under the Indenture governing the above-referenced notes(1)
4.7	Form of IASIS Healthcare Corporation 13% Senior Subordinated Exchange Note due 2009(1)
10.1	Stockholders Agreement, dated as of October 8, 1999, by and among IASIS Healthcare Corporation, JLL Healthcare, LLC, Paracelsus Healthcare Corporation and each of the other investors listed thereto(1)
10.2	Amendment to Stockholders Agreement dated December 19, 2000, by and among IASIS Healthcare Corporation, JLL Healthcare, LLC, BTIP/Berenson Minella and Berenson Minella Investments LLC(3)
10.3	Amendment to Stockholders Agreement dated February 6, 2001 between IASIS Healthcare Corporation and JLL Healthcare, LLC(4)
10.4	Tenet Buypower Purchasing Assistance Agreement, dated as of October 15, 1999, by and between IASIS Healthcare Corporation and Tenet HealthSystem Medical, Inc.(1)
10.5	Tax Sharing Agreement, dated as of October 8, 1999, among JLL Healthcare, LLC and its affiliates(1)
10.6	IASIS Healthcare Corporation 2000 Stock Option Plan(5)
10.7	Senior Executive Officer Compensation Plan(6)
10.8	Lease dated as of July 29, 1977, by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, Inc., as Tenant(7)
10.9	Addendum to Lease entered into by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, Inc., as Tenant(7)
10.10	Conforming Amendment to Lease dated as of June 10, 1991, by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, Inc., as Tenant(7)
10.11	Amendment to Hospital Lease dated as of October 31, 2000, by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, L.P., as Tenant(7)
10.12	Amended and Restated Pioneer Hospital Lease dated as of June 28, 2002, by and between Health Care Property Investors, Inc. and Pioneer Valley Hospital, Inc.(8)
10.13	Form of Indemnification Agreement(4)

Exhibit No.	Description

10.14	Employment Agreement dated May 1, 2000 between IASIS Healthcare Corporation and Mr. C. Wayne Gower (4)
10.15	Employment Agreement dated May 1, 2000 between IASIS Healthcare Corporation and Mr. John K. Crawford (4)
10.16	Employment Agreement dated February 7, 2001 between IASIS Healthcare Corporation and David R. White(9)
10.17	Form of Employment Agreement between IASIS Healthcare Corporation and each of Sandra K. McRee and W. Carl Whitmer(9)
10.18	Contract between Arizona Health Care Cost Containment System Administration and Health Choice Arizona dated August 25, 1997, effective as of October 1, 1997 (including Amendment Nos. 1-17)(9)
10.19	Amendment No. 18 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona dated March 6, 2002, effective as of April 1, 2002(10)
10.20	Amendment No. 17 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, dated May 17, 2002, effective as of April 1, 2002(8)
10.21	Amendment No. 19 to Contract between Arizona Health Care Cost Containment System and HealthChoice Arizona, dated September 20, 2002, effective as of October 1, 2002.
10.22	Sale and Purchase Agreement dated as of August 31, 2001 by and among Meditrust Healthcare Corporation, IASIS Healthcare Holdings, Inc. and St. Luke’s Medical Center, LP(9)
10.23	Amended and Restated Credit Agreement, dated as of October 4, 2001, among IASIS Healthcare Corporation, Various Lenders, J.P. Morgan Securities Inc. and The Bank of Nova Scotia, as Co-Lead Arrangers and Co-Book Runners, BNP Paribas, as Documentation Agent, The Bank of Nova Scotia, as Syndication Agent, and Morgan Guaranty Trust Company of New York, as Administrative Agent(9)
21.1	Subsidiaries of IASIS Healthcare Corporation
99.1	Financial Statements of Odessa Regional Hospital, LP as of and for the years ended September 30, 2002, 2001 and 2000

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-94521).

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000.

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-54086).

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.

(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002.

(b)  On July 19, 2002, the Company filed a Current Report on Form 8-K to report that it had issued a press release announcing the date and time of the online simulcast of its fiscal 2002 third quarter earnings conference call.

     On August 1, 2002, the Company filed a Current Report on Form 8-K to report that it had issued a press release announcing its earnings for its fiscal 2002 third quarter ended June 30, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IASIS HEALTHCARE CORPORATION

Date: December 23, 2002	By: /s/ David R. White

David R. White
Chairman of the Board, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David R. White David R. White	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	December 23, 2002

/s/ W. Carl Whitmer W. Carl Whitmer	Chief Financial Officer (Principal Financial and Accounting Officer)	December 23, 2002

/s/ Evan Bakst Evan Bakst	Director	December 23, 2002

/s/ Michael S. Berk Michael S. Berk	Director	December 23, 2002

/s/ Jay R. Bloom Jay R. Bloom	Director	December 23, 2002

/s/ Ramsey A. Frank Ramsey A. Frank	Director	December 23, 2002

/s/ Anthony Grillo Anthony Grillo	Director	December 23, 2002

/s/ Paul S. Levy Paul S. Levy	Director	December 23, 2002

Signature	Title	Date

/s/ Jeffrey L. Lightcap Jeffrey L. Lightcap	Director	December 23, 2002

/s/ Frank J. Rodriguez Frank J. Rodriguez	Director	December 23, 2002

/s/ David Y. Ying David Y. Ying	Director	December 23, 2002

CERTIFICATION

I, David R. White, certify that:

1.	I have reviewed this annual report on Form 10-K of IASIS Healthcare Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 23, 2002

/s/ David R. White

David R. White
          Chairman of the Board and Chief Executive Officer

CERTIFICATION

I, W. Carl Whitmer, certify that:

1.	I have reviewed this annual report on Form 10-K of IASIS Healthcare Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 23, 2002

/s/ W. Carl Whitmer

W. Carl Whitmer
          Chief Financial Officer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

     No annual report or proxy material has been sent to security holders.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Recapitalization Agreement, dated as of August 16, 1999, by and among Paracelsus Healthcare Corporation, PHC/CHC Holdings, Inc., PHC/Psychiatric Healthcare Corporation, PHC-Salt Lake City, Inc., Paracelsus Pioneer Valley Hospital, Inc., Pioneer Valley Health Plan, Inc., PHC-Jordan Valley, Inc., Paracelsus PHC Regional Medical Center, Paracelsus Davis Hospital, Inc., PHC Utah, Inc., Clinicare of Utah, Inc. and JLL Hospital, LLC(1)
2.2	Asset Sale Agreement between Tenet Healthcare Corporation and JLL Hospital, LLC, dated August 15, 1999(1)
2.3	Amendment No. 1 to Asset Sale Agreement, made and entered into as of October 15, 1999, by and between Tenet Healthcare Corporation and IASIS Healthcare Corporation(1)
2.4	Amendment No. 2 to Asset Sale Agreement, made and entered into as of October 15, 1999, by and between Tenet Healthcare Corporation and IASIS Healthcare Corporation(1)
2.5	Asset Sale Agreement between Odessa Hospital, Ltd., and JLL Hospital, LLC, dated as of August 15, 1999(1)
2.6	Amendment No. 1 to Asset Sale Agreement, dated as of October 15, 1999, by and between Odessa Hospital, Ltd. and IASIS Healthcare Corporation(1)
3.1	Amended and Restated Certificate of Incorporation of IASIS Healthcare Corporation, as filed with the Secretary of State of the State of Delaware on March 6, 2001(2)
3.2	Amended and Restated By-Laws of IASIS Healthcare Corporation(1)
4.1	Indenture, dated as of October 15, 1999, among IASIS Healthcare Corporation, the Delaware and Limited Partnership Subsidiary Guarantors and The Bank of New York, as Trustee(1)
4.2	Supplemental Indenture, dated October 25, 1999, among IASIS Healthcare Corporation, the Delaware and Limited Partnership Subsidiary Guarantors, the Arizona Subsidiary Guarantor, as guaranteeing subsidiary and The Bank of New York, as Trustee(1)
4.3	Supplemental Indenture, dated November 4, 1999, among IASIS Healthcare Corporation, the Delaware, Limited Partnership and Arizona Subsidiary Guarantors, the Utah Subsidiary Guarantor, as guaranteeing subsidiary and The Bank of New York, as Trustee(1)
4.4	Senior Subordinated Guarantee, dated October 15, 1999 by the Delaware and Limited Partnership Subsidiary Guarantors in favor of (i) the holders of IASIS Healthcare Corporation’s outstanding 13% Senior Subordinated Notes due 2009 and 13% Senior Subordinated Exchange Notes due 2009 to be issued in the Exchange Offer and covered by this Registration Statement and (ii) the Bank of New York, as Trustee under the Indenture governing the above-referenced notes(1)

Exhibit No.	Description

4.5	Senior Subordinated Guarantee, dated October 25, 1999 by the Arizona Subsidiary Guarantor in favor of (i) the holders of IASIS Healthcare Corporation’s outstanding 13% Senior Subordinated Notes due 2009 and 13% Senior Subordinated Exchange Notes due 2009 to be issued in the Exchange Offer and covered by this Registration Statement and (ii) the Bank of New York, as Trustee under the Indenture governing the above-referenced notes(1)
4.6	Senior Subordinated Guarantee, dated November 4, 1999 by the Utah Subsidiary Guarantor in favor of (i) the holders of IASIS Healthcare Corporation’s outstanding 13% Senior Subordinated Notes due 2009 and 13% Senior Subordinated Exchange Notes due 2009 to be issued in the Exchange Offer and covered by this Registration Statement and (ii) the Bank of New York, as Trustee under the Indenture governing the above-referenced notes(1)
4.7	Form of IASIS Healthcare Corporation 13% Senior Subordinated Exchange Note due 2009(1)
10.1	Stockholders Agreement, dated as of October 8, 1999, by and among IASIS Healthcare Corporation, JLL Healthcare, LLC, Paracelsus Healthcare Corporation and each of the other investors listed thereto(1)
10.2	Amendment to Stockholders Agreement dated December 19, 2000, by and among IASIS Healthcare Corporation, JLL Healthcare, LLC, BTIP/Berenson Minella and Berenson Minella Investments LLC(3)
10.3	Amendment to Stockholders Agreement dated February 6, 2001 between IASIS Healthcare Corporation and JLL Healthcare, LLC(4)
10.4	Tenet Buypower Purchasing Assistance Agreement, dated as of October 15, 1999, by and between IASIS Healthcare Corporation and Tenet HealthSystem Medical, Inc.(1)
10.5	Tax Sharing Agreement, dated as of October 8, 1999, among JLL Healthcare, LLC and its affiliates(1)
10.6	IASIS Healthcare Corporation 2000 Stock Option Plan(5)
10.7	Senior Executive Officer Compensation Plan(6)
10.8	Lease dated as of July 29, 1977, by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, Inc., as Tenant(7)
10.9	Addendum to Lease entered into by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, Inc., as Tenant(7)
10.10	Conforming Amendment to Lease dated as of June 10, 1991, by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, Inc., as Tenant(7)
10.11	Amendment to Hospital Lease dated as of October 31, 2000, by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, L.P., as Tenant(7)
10.12	Amended and Restated Pioneer Hospital Lease dated as of June 28, 2002, by and between Health Care Property Investors, Inc. and Pioneer Valley Hospital, Inc.(8)
10.13	Form of Indemnification Agreement(4)

Exhibit No.	Description

10.14	Employment Agreement dated May 1, 2000 between IASIS Healthcare Corporation and Mr. C. Wayne Gower (4)
10.15	Employment Agreement dated May 1, 2000 between IASIS Healthcare Corporation and Mr. John K. Crawford (4)
10.16	Employment Agreement dated February 7, 2001 between IASIS Healthcare Corporation and David R. White (9)
10.17	Form of Employment Agreement between IASIS Healthcare Corporation and each of Sandra K. McRee and W. Carl Whitmer (9)
10.18	Contract between Arizona Health Care Cost Containment System Administration and Health Choice Arizona dated August 25, 1997, effective as of October 1, 1997 (including Amendment Nos. 1-17)(9)
10.19	Amendment No. 18 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona dated March 6, 2002, effective as of April 1, 2002(10)
10.20	Amendment No. 17 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, dated May 17, 2002, effective as of April 1, 2002(8)
10.21	Amendment No. 19 to Contract between Arizona Health Care Cost Containment System and HealthChoice Arizona, dated September 20, 2002, effective as of October 1, 2002.
10.22	Sale and Purchase Agreement dated as of August 31, 2001 by and among Meditrust Healthcare Corporation, IASIS Healthcare Holdings, Inc. and St. Luke’s Medical Center, LP(9)
10.23	Amended and Restated Credit Agreement, dated as of October 4, 2001, among IASIS Healthcare Corporation, Various Lenders, J.P. Morgan Securities Inc. and The Bank of Nova Scotia, as Co-Lead Arrangers and Co-Book Runners, BNP Paribas, as Documentation Agent, The Bank of Nova Scotia, as Syndication Agent, and Morgan Guaranty Trust Company of New York, as Administrative Agent(9)
21.1	Subsidiaries of IASIS Healthcare Corporation
99.1	Financial Statements of Odessa Regional Hospital, LP as of and for the years ended September 30, 2002, 2001 and 2000

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-94521).

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000.

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-54086).

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.

(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002.