Form 10-Q
period 2002-12-31
IASIS HEALTHCARE CORP
filed 2003-02-14
CIK 1073615

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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
if Changed Since Last Report)

     Indicate by check ☑ whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   ☑    NO   ☐

     Indicate by check mark # whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES   ☐    NO   ☑

     As of February 14, 2003, 31,956,113 shares of the Registrant’s Common Stock were outstanding.

PART I — FINANCIAL INFORMATION	1
Item 1. Financial Statements	1
Condensed and Consolidated Balance Sheets — December 31, 2002 (Unaudited) and September 30, 2002	1
Condensed and Consolidated Statements of Operations (Unaudited) — Three Months Ended December 31, 2002 and 2001	2
Condensed and Consolidated Statements of Cash Flows (Unaudited) — Three Months Ended December 31, 2002 and 2001	3
Notes to Unaudited Condensed and Consolidated Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	22
PART II — OTHER INFORMATION	22
Item 1. Legal Proceedings	22
Item 6. Exhibits and Reports on Form 8-K	23

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

IASIS HEALTHCARE CORPORATION

CONDENSED AND CONSOLIDATED BALANCE SHEETS
(In thousands except share amounts)

	(Unaudited)
	December 31,	September 30,
	2002	2002

ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, net of allowance for doubtful accounts of $39,520 and $34,450, respectively	155,665	154,452
Inventories	24,065	23,909
Prepaid expenses and other current assets	15,448	15,697
Assets held for sale	22,106	22,106

Total current assets	217,284	216,164
Property and equipment, net	405,446	402,171
Goodwill	252,204	252,397
Other assets, net	27,737	27,751

Total assets	$902,671	$898,483

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,286	$51,920
Salaries and benefits payable	19,643	16,692
Accrued interest payable	9,670	15,016
Medical claims payable	30,333	30,262
Accrued expenses and other current liabilities	16,172	19,023
Current portion of long-term debt and capital lease obligations	5,108	26,252

Total current liabilities	127,212	159,165
Long-term debt and capital lease obligations	585,908	556,691
Other long-term liabilities	23,337	22,347
Minority interest	3,178	4,736

Total liabilities	739,635	742,939
Stockholders’ equity
Preferred stock – $0.01 par value, authorized 5,000,000 shares; no shares issued and outstanding at December 31, 2002 and September 30, 2002	—	—
Common stock – $0.01 par value, authorized 100,000,000 shares; 31,984,779 shares issued and 31,955,863 shares outstanding at December 31, 2002, and September 30, 2002	320	320
Nonvoting common stock – $0.01 par value, authorized 10,000,000 shares; no shares issued and outstanding at December 31, 2002 and September 30, 2002	—	—
Additional paid-in capital	450,718	450,718
Treasury stock, at cost, 16,306,541 shares at December 31, 2002 and September 30, 2002	(155,300)	(155,300)
Accumulated deficit	(132,702)	(140,194)

Total stockholders’ equity	163,036	155,544

Total liabilities and stockholders’ equity	$902,671	$898,483

See accompanying notes.

IASIS HEALTHCARE CORPORATION

CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands)

	Three Months Ended
	December 31,

	2002	2001

Net revenue	$254,765	$220,881
Costs and expenses:
Salaries and benefits	88,799	77,727
Supplies	35,683	31,293
Other operating expenses	77,414	69,596
Provision for bad debts	19,711	16,774
Interest, net	13,317	14,503
Depreciation and amortization	12,851	10,488
Gain on sale of assets, net	(780)	(12)

Total costs and expenses	246,995	220,369

Earnings before minority interests, income taxes and cumulative effect of a change in accounting principle	7,770	512
Minority interests	(278)	(223)

Earnings before income taxes and cumulative effect of a change in accounting principle	7,492	289
Income tax expense	—	—

Net earnings before cumulative effect of a change in accounting principle	7,492	289
Cumulative effect of a change in accounting principle	—	(39,497)

Net earnings (loss)	$7,492	$(39,208)

See accompanying notes.

IASIS HEALTHCARE CORPORATION

CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended
	December 31,

	2002	2001

Cash flows from operating activities:
Net earnings (loss)	$7,492	$(39,208)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	12,851	10,488
Minority interests	278	223
Cumulative effect of a change in accounting principle	—	39,497
Gain on sale of assets	(780)	(12)
Changes in operating assets and liabilities, net of disposals:
Accounts receivable	(1,069)	712
Inventories, prepaid expenses and other current assets	(1,041)	(4,522)
Accounts payable and other accrued liabilities	(9,471)	(5,646)

Net cash provided by operating activities	8,260	1,532

Cash flows from investing activities:
Purchases of property and equipment	(14,415)	(6,945)
Purchase of real estate	—	(55,338)
Proceeds from sale of assets	2,463	12
Change in other assets	(861)	(1,900)

Net cash used in investing activities	(12,813)	(64,171)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	222
Proceeds from senior bank debt borrowings	62,200	94,600
Payment of debt and capital leases	(57,347)	(35,914)
Debt financing costs incurred	—	(2,325)
Distribution of minority interests	(300)	—

Net cash provided by financing activities	4,553	56,583

Change in cash and cash equivalents	—	(6,056)
Cash and cash equivalents at beginning of period	—	6,056

Cash and cash equivalents at end of period	$—	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$18,720	$22,931

Cash paid for income taxes	$—	$—

Supplemental schedule of noncash investing and financing activities:
Capital lease obligations incurred to acquire equipment	$3,318	$—

See accompanying notes.

IASIS HEALTHCARE CORPORATION

NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
FINANCIAL STATEMENTS

1. Basis of Presentation

     The unaudited condensed and consolidated financial statements include the accounts of IASIS Healthcare Corporation (“IASIS” or “the Company”) and all subsidiaries and entities under common control of the Company and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The balance sheet at September 30, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

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

     IASIS operates networks of medium-sized hospitals in high-growth urban and suburban markets. At December 31, 2002, the Company owned or leased 14 hospitals with a total of 2,116 beds in service. The Company’s hospitals are located in four regions:

•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida; and

•	three markets in the State of Texas, including San Antonio.

     The Company also operates three ambulatory surgery centers and a Medicaid managed health plan in Phoenix called Health Choice, serving over 60,000 members at December 31, 2002.

2. Long-Term Debt and Capital Lease Obligations

     Long-term debt and capital lease obligations consist of the following (in thousands):

	December 31,	September 30,
	2002	2002

Bank facilities	$353,020	$347,846
Senior subordinated notes	230,000	230,000
Capital lease obligations	7,996	5,097

	591,016	582,943
Less current maturities	5,108	26,252

	$585,908	$556,691

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
FINANCIAL STATEMENTS

Bank Facilities

     On October 15, 1999, the Company entered into a bank credit facility through which a syndicate of lenders made a total of $455.0 million available in the form of an $80.0 million tranche A term loan, a $250.0 million tranche B term loan and a $125.0 million revolving credit facility. Effective October 5, 2001, the Company amended its bank credit facility to provide for an additional $30.0 million incremental senior secured term loan on substantially the same terms and conditions as the existing bank credit facility. The new incremental term loan was used solely to fund the purchase on October 15, 2001 of the land and buildings at two facilities in Arizona previously operated under long-term leases and related costs and expenses. The amended bank credit facility also provided for revisions to certain financial covenants.

     On February 7, 2003, the Company completed the refinancing of its bank credit facility to provide for a new $475.0 million credit facility in the form of a $350.0 million, six year term B loan and $125.0 million, five year revolving credit facility. The loans under the new credit facility accrue interest at variable rates at specified margins above either the agent bank’s alternate base rate or its Eurodollar rate. Principal payments on the new term B loan are due in quarterly installments of $875,000 beginning March 31, 2003 until maturity. The new credit facility is also subject to mandatory prepayment under specific circumstances including a portion of excess cash flow and the net proceeds from an initial public offering, asset sales, debt issuances and specified casualty events, each subject to various exceptions. Proceeds from the new credit facility were used to refinance amounts outstanding under the previous credit facility and to fund closing and other transaction related costs incurred in connection with the refinancing. The new credit facility increases the Company’s annual capital expenditure limitation to $80.0 million per year. In addition, the new credit facility provides for revisions to certain financial covenants and replaces the fixed charge coverage covenant under the previous credit facility with a senior leverage test. The new $125.0 million revolving credit facility is available for working capital and other general corporate purposes. Consistent with the previous credit facility, the new bank credit facility requires that the Company comply with various financial ratios and tests and contains covenants limiting the Company’s ability to, among other things, incur debt, engage in acquisitions or mergers, sell assets, make investments or capital expenditures, make distributions or stock repurchases and pay dividends. The new bank credit facility is guaranteed by the Company’s subsidiaries and these guaranties are secured by a pledge of substantially all of the subsidiaries’ assets. Substantially all of the Company’s outstanding common stock is pledged for the benefit of the Company’s lenders as security for the Company’s obligations under the new credit facility.

     At December 31, 2002, the amounts outstanding under the previous credit facility’s tranche A, tranche B and incremental term loans were $51.9 million, $241.8 million and $29.8 million, respectively, and the Company had $29.5 million outstanding under the revolving credit facility. The new revolving credit facility includes a $75.0 million sub-limit for letters of credit that may be issued. At December 31, 2002, the Company had issued $38.3 million in letters of credit. The loans under the previous bank credit facility accrued interest at variable rates at specified margins above either the agent bank’s alternate base rate or its reserve-adjusted Eurodollar rate. The weighted average interest rate of outstanding borrowings under the previous bank credit facility was approximately 5.9% for the three months ended December 31, 2002. The Company will also pay a commitment fee equal to 0.5% of the average daily amount available under the new revolving credit facility. During the three months ended March 31, 2003, the Company will write off approximately $3.9 million in deferred financing costs associated with the previous credit facility.

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

     Except with respect to a change of control, the Company is not required to make mandatory redemption or sinking fund payments with respect to the Notes. The Notes are guaranteed, jointly and severally, by all of the

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
FINANCIAL STATEMENTS

Company’s subsidiaries (“Subsidiary Guarantors”). The Company is a holding company with no independent assets or operations apart from its ownership of the Subsidiary Guarantors. At December 31, 2002, all of the Subsidiary Guarantors fully and unconditionally guaranteed the Notes and, with the exception of Odessa Regional Hospital, LP, all were 100% owned by the Company. The indenture for the Notes contains certain covenants, including but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, dividends and the Company’s ability to merge or consolidate.

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

Professional, General and Workers Compensation Liability Risks

     The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment and personal injuries. To cover these types of claims, the Company maintains general liability and professional liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. Plaintiffs may request punitive or other damages that may not be covered by insurance. The Company is currently not a party to any such proceedings that, in the Company’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company expenses an actuarially determined estimate of the cost it expects to incur under the self-insured retention exposure for professional liability claims. As of December 31, 2002 and September 30, 2002, the Company’s professional and general liability accrual for asserted and unasserted claims was approximately $18.9 million and $17.6 million, respectively, which is included within other long-term liabilities in the accompanying condensed and consolidated balance sheets.

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

Health Choice

     Health Choice has entered into a capitated contract whereby the plan provides healthcare services in exchange for fixed periodic and supplemental payments from Arizona Health Care Cost Containment System (“AHCCCS”). These services are provided regardless of the actual costs incurred to provide these services. The Company receives reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds. The Company believes the capitated payments, together with reinsurance and other supplemental payments, are sufficient to pay for the services Health Choice is obligated to deliver. As of December 31, 2002, the Company provided performance guaranties in the form of a letter of credit in the amount of

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
FINANCIAL STATEMENTS

$20.6 million for the benefit of AHCCCS to support its obligations under the Health Choice contract to provide and pay for the healthcare services.

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

Other

     The Company has been advised that its hospital in San Antonio, Texas, Southwest General Hospital, is a subject of an investigation relating to the provision of hyperbaric oxygen therapy services. In a letter dated February 11, 2003, the U.S. Attorney for the Western District of Texas stated that the investigation relates to certain billing practices for these services since 1998. The Company is cooperating with the U.S. Attorney’s office with respect to this investigation. Based on information currently available, the Company believes the investigation relates primarily to the period when Tenet Healthcare Corporation owned the hospital. Although the Company is unable to predict the outcome of this investigation, management does not believe it will have a material adverse effect on the Company’s business, financial condition or results of operations.

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

4. Goodwill

     The Company adopted SFAS No. 142 effective October 1, 2001. As a result of the transitional impairment test required by SFAS No. 142, the Company recorded an impairment charge to goodwill of $39.5 million as of October 1, 2001. The impairment charge to goodwill is reflected as a cumulative effect of a change in accounting principle in the accompanying condensed and consolidated statements of operations. The impairment relates to goodwill associated with the Arizona market included in the acute care service segment and was based on a discounted cash flow analysis. Pursuant to the provisions of SFAS No. 142, goodwill is no longer amortized but is subject to annual impairment reviews.

5. Asset Revaluation and Closure Costs

     In the third quarter of fiscal 2001, the Company recorded a pre-tax asset revaluation charge of approximately $2.8 million related to the closure of Rocky Mountain Medical Center and revaluation of net assets in conjunction with their classification as held for sale. At December 31, 2002, Rocky Mountain Medical Center net assets held for sale consisted of property and equipment and totaled approximately $22.1 million.

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
FINANCIAL STATEMENTS

     The Company adopted and implemented an exit plan and recorded pre-tax closure charges of approximately $9.1 million in the third quarter of fiscal 2001 with respect to the closure of Rocky Mountain Medical Center. These closure plans included the involuntary termination of approximately 200 hospital and business office personnel, which were completed by September 20, 2001. At December 31, 2002, accrued closure costs totaled approximately $1.7 million. The following table summarizes the closure costs accrual and payment activity for the three months ended December 31, 2002 (in thousands):

		Facility and
		Lease	Contract
	Severance and	Termination	Termination	Other
	Related Costs	Costs	Costs	Exit Costs	Total

Balances at September 30, 2002	$—	$1,334	$—	$825	$2,159
Payments	—	(188)	—	(255)	(443)

Balances at December 31, 2002	$—	$1,146	$—	$570	$1,716

6. Segment and Geographic Information

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

	Three Months
	Ended December 31,

	2002	2001

	(In thousands)
Acute Care Service:
Net patient revenue	$219,725	$189,148
Revenue between segments	(1,908)	(1,437)

Net revenue	217,817	187,711
Salaries and benefits	87,243	76,488
Supplies	35,561	31,193
Other operating expenses	43,975	38,909
Provision for bad debts	19,711	16,774

EBITDA(1)	31,327	24,347
Interest expense, net	13,317	14,551
Depreciation and amortization	12,818	10,459
Gain on sale of assets, net	(780)	(12)

Earnings (loss) before minority interests, income taxes and cumulative effect of a change in accounting principle	5,972	(651)
Minority interests	(278)	(223)

Earnings (loss) before income taxes and cumulative effect of a change in accounting principle	$5,694	$(874)

Segment assets	$900,221	$904,763

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
FINANCIAL STATEMENTS

	Three Months Ended
	December 31,

	2002	2001

	(In thousands)
Health Choice:
Capitation premiums and other payments	$36,948	$33,170
Revenue between segments	—	—

Net revenue	36,948	33,170
Salaries and benefits	1,556	1,239
Supplies	122	100
Other operating expenses	33,439	30,687
Provision for bad debts	—	—

EBITDA(1)	1,831	1,144
Interest income	—	(48)
Depreciation and amortization	33	29

Earnings before minority interests, income taxes and cumulative effect of a change in accounting principle	1,798	1,163
Minority interests	—	—

Earnings before income taxes and cumulative effect of a change in accounting principle	$1,798	$1,163

Segment assets	$2,450	$15,760

(1)	EBITDA represents earnings before interest expense, gain on sale of assets, minority interests, income taxes and depreciation and amortization.

7. Supplemental Condensed Consolidating Financial Information

     The Notes described in Note 2 are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s Subsidiary Guarantors.

     A summarized condensed consolidating balance sheet at December 31, 2002 and September 30, 2002 and condensed consolidating statement of operations and statement of cash flows for the three months ended December 31, 2002 and 2001 for the Company, segregating the parent company issuer, the combined 100% owned Subsidiary Guarantors, the non-100% owned Subsidiary Guarantor and eliminations, are found below. Separate unaudited financial statements of the non-100% owned Subsidiary Guarantor, Odessa Regional Hospital, LP (“Odessa”), are included as Exhibit 99.1 to this report. On February 1, 2001, Odessa sold 11.2% of its limited partner units, which reduced the Company’s ownership accordingly. However, Odessa’s guaranty continues to be full and unconditional with respect to the Notes.

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
FINANCIAL STATEMENTS

IASIS Healthcare Corporation

Condensed Consolidating Balance Sheet (unaudited)
December 31, 2002
(in thousands)

		Subsidiary Guarantors

			Non-		Condensed
	Parent Issuer	100% Owned	100% Owned	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$—
Accounts receivable, net	—	144,944	10,721	—	155,665
Inventories	—	22,254	1,811	—	24,065
Prepaid expenses and other current assets	—	15,094	354	—	15,448
Assets held for sale	—	22,106	—	—	22,106

Total current assets	—	204,398	12,886	—	217,284
Property and equipment, net	—	381,279	24,167	—	405,446
Net investment in and advances to subsidiaries	871,533	(834,241)	3,733	(41,025)	—
Goodwill	—	223,377	28,827	—	252,204
Other assets	16,893	10,057	787	—	27,737

Total assets	$888,426	$(15,130)	$70,400	(41,025)	$902,671

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$43,552	$2,734	$—	$46,286
Salaries and benefits payable	—	18,674	969	—	19,643
Accrued interest payable	9,670	—	—	—	9,670
Medical claims payable	—	30,333	—	—	30,333
Other accrued expenses and other current liabilities	—	15,773	399	—	16,172
Current portion of long-term debt and capital lease obligations	3,500	718	890	—	5,108

Total current liabilities	13,170	109,050	4,992	—	127,212
Long-term debt and capital lease obligations	579,519	6,440	40,974	(41,025)	585,908
Other long-term liabilities	—	23,337	—	—	23,337
Minority interest	—	3,178	—	—	3,178

Total liabilities	592,689	142,005	45,966	(41,025)	739,635
Stockholders’ equity	295,737	(157,135)	24,434	—	163,036

Total liabilities and stockholders’ equity	$888,426	$(15,130)	$70,400	$(41,025)	$902,671

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
FINANCIAL STATEMENTS

IASIS Healthcare Corporation

Condensed Consolidating Balance Sheet
September 30, 2002
(in thousands)

		Subsidiary Guarantors

			Non-		Condensed
	Parent Issuer	100% Owned	100% Owned	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$—
Accounts receivable, net	—	145,704	8,748	—	154,452
Inventories	—	22,218	1,691	—	23,909
Prepaid expenses and other current assets	—	14,792	905	—	15,697
Assets held for sale	—	22,106	—	—	22,106

Total current assets	—	204,820	11,344	—	216,164
Property and equipment, net	—	378,715	23,456	—	402,171
Net investment in and advances to subsidiaries	870,372	(833,886)	(3,426)	(33,060)	—
Goodwill	—	223,570	28,827	—	252,397
Other assets, net	18,006	9,081	664	—	27,751

Total assets	$888,378	$(17,700)	$60,865	(33,060)	$898,483

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$49,986	$1,934	$—	$51,920
Salaries and benefits payable	—	15,645	1,047	—	16,692
Accrued interest payable	15,016	—	—	—	15,016
Medical claims payable	—	30,262	—	—	30,262
Accrued expenses and other current liabilities	—	18,824	199	—	19,023
Current portion of long-term debt and capital lease obligations	25,307	945	470	(470)	26,252

Total current liabilities	40,323	115,662	3,650	(470)	159,165
Long-term debt and capital lease obligations	552,539	4,152	32,590	(32,590)	556,691
Other long-term liabilities	—	22,347	—	—	22,347
Minority interest	—	4,736	—	—	4,736
Stockholders’ equity	295,516	(164,597)	24,625	—	155,544

Total liabilities and stockholders’ equity	$888,378	$(17,700)	$60,865	$(33,060)	$898,483

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
FINANCIAL STATEMENTS

IASIS Healthcare Corporation

Condensed Consolidating Statement of Operations
for the Three Months Ended December 31, 2002 (unaudited)
(in thousands)

		Subsidiary Guarantors

			Non-		Condensed
	Parent Issuer	100% Owned	100% Owned	Eliminations	Consolidated

Net revenue	$—	$238,860	$16,220	$(315)	$254,765
Costs and expenses:
Salaries and benefits	—	83,484	5,315	—	88,799
Supplies	—	33,254	2,429	—	35,683
Other operating expenses	—	74,867	2,547	—	77,414
Provision for bad debts	—	18,286	1,425	—	19,711
Interest, net	13,246	71	1,255	(1,255)	13,317
Depreciation and amortization	1,114	11,230	507	—	12,851
Gain on sale of assets, net	—	(780)	—		(780)
Management fees	—	—	315	(315)	—
Equity in earnings of affiliates	(20,597)	—	—	20,597	—

Total costs and expenses	(6,237)	220,412	13,793	19,027	246,995
Earnings before minority interests and income taxes	6,237	18,448	2,427	(19,342)	7,770
Minority interests	—	(278)	—	—	(278)

Earnings before income taxes	6,237	18,170	2,427	(19,342)	7,492
Income tax expense	—	—	—	—	—

Net earnings (loss)	$6,237	$18,170	$2,427	$(19,342)	$7,492

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
FINANCIAL STATEMENTS

IASIS Healthcare Corporation

Condensed Consolidating Statement of Operations
for the Three Months Ended December 31, 2001 (unaudited)
(in thousands)

		Subsidiary Guarantors

			Non-		Condensed
	Parent Issuer	100% Owned	100% Owned	Eliminations	Consolidated

Net revenue	$—	$210,160	$10,935	$(214)	$220,881
Costs and expenses:
Salaries and benefits	—	73,953	3,774	—	77,727
Supplies	—	30,196	1,097	—	31,293
Other operating expenses	—	67,695	1,901	—	69,596
Provision for bad debts	—	15,828	946	—	16,774
Interest, net	14,408	95	1,087	(1,087)	14,503
Depreciation and amortization	1,059	9,083	346	—	10,488
Gain on sale of assets	—	(12)	—	—	(12)
Management fees	—	—	214	(214)	—
Equity in earnings of affiliates	(14,669)	—	—	14,669	—

Total costs and expenses	798	196,838	9,365	13,368	220,369
Earnings (loss) before minority interests, income taxes and cumulative effect of a change in accounting principle	(798)	13,322	1,570	(13,582)	512
Minority interests	—	(223)	—	—	(223)

Earnings (loss) before income taxes and cumulative effect of a change in accounting principle	(798)	13,099	1,570	(13,582)	289
Income tax expense	—	—	—	—	—

Net earnings (loss) before cumulative effect of a change in accounting principle	(798)	13,099	1,570	(13,582)	289
Cumulative effect of a change in accounting principle	—	(39,497)	—	—	(39,497)

Net earnings (loss)	$(798)	$(26,398)	$1,570	$(13,582)	$(39,208)

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
FINANCIAL STATEMENTS

IASIS Healthcare Corporation

Condensed Consolidating Statement of Cash Flows
for the Three Months Ended December 31, 2002 (unaudited)
(in thousands)

		Subsidiary Guarantors

			Non-		Condensed
	Parent Issuer	100% Owned	100% Owned	Eliminations	Consolidated

Cash flows from operating activities
Net earnings (loss)	$6,237	$18,170	$2,427	$(19,342)	$7,492
Adjustments to reconcile net earnings(loss) to net cash provided by operating activities:
Depreciation and amortization	1,114	11,230	507	—	12,851
Minority interests	—	278	—	—	278
Gain on sale of property and equipment	—	(780)	—	—	(780)
Equity in earnings of affiliates	(20,597)	—	—	20,597	—
Changes in operating assets and liabilities, net of the effect of dispositions:
Accounts receivable	—	903	(1,972)	—	(1,069)
Inventories, prepaid expenses and other current assets	—	(1,472)	431	—	(1,041)
Accounts payable and other accrued liabilities	(5,346)	(5,047)	922	—	(9,471)

Net cash provided by (used in) operating activities	(18,592)	23,282	2,315	1,255	8,260

Cash flows from investing activities
Purchase of property and equipment	—	(14,038)	(377)	—	(14,415)
Proceeds from sale of property and equipment	—	2,463	—	—	2,463
Change in other assets	—	(735)	(126)	—	(861)

Net cash used in investing activities	—	(12,310)	(503)	—	(12,813)

Cash flows from financing activities
Proceeds from senior bank debt borrowings	62,200	—	—	—	62,200
Payment of debt and capital leases	(57,027)	(320)	—	—	(57,347)
Change in intercompany balances with affiliates, net	13,419	(10,642)	(1,522)	(1,255)	—
Distribution of minority interests	—	(10)	(290)	—	(300)

Net cash provided by (used in) financing activities	18,592	(10,972)	(1,812)	(1,255)	4,553

Change in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$—	$—

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
FINANCIAL STATEMENTS

IASIS Healthcare Corporation

Condensed Consolidating Statement of Cash Flows
for the Three Months Ended December 31, 2001 (unaudited)
(in thousands)

		Subsidiary Guarantors

			Non-		Condensed
	Parent Issuer	100% Owned	100% Owned	Eliminations	Consolidated

Cash flows from operating activities
Net earnings (loss)	$(798)	$(26,398)	$1,570	$(13,582)	$(39,208)
Adjustments to reconcile net earnings(loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,059	9,083	346	—	10,488
Minority interests	—	223	—	—	223
Cumulative effect of a change in accounting principle	—	39,497	—	—	39,497
Gain on sale of assets	—	(12)	—	—	(12)
Equity in earnings of affiliates	(14,669)	—	—	14,669	—
Changes in operating assets and liabilities:
Accounts receivable	—	483	229	—	712
Inventories, prepaid expenses and other current assets	—	(4,266)	(256)	—	(4,522)
Accounts payable and other accrued liabilities	8,496	(14,077)	(65)	—	(5,646)

Net cash provided by (used in) operating activities	(5,912)	4,533	1,824	1,087	1,532

Cash flows from investing activities
Purchases of property and equipment	—	(3,840)	(3,105)	—	(6,945)
Purchase of real estate	—	(55,338)	—	—	(55,338)
Proceeds from sale of assets	—	12	—	—	12
Change in other assets	—	(1,900)	—	—	(1,900)

Net cash used in investing activities	—	(61,066)	(3,105)	—	(64,171)

Cash flows from financing activities
Proceeds from issuance of common stock	222	—	—	—	222
Proceeds from senior bank debt borrowings	94,600	—	—	—	94,600
Payment of debt and capital leases	(35,850)	(64)	—	—	(35,914)
Change in intercompany balances with affiliates, net	(50,735)	50,541	1,281	(1,087)	—
Debt financing costs incurred	(2,325)	—	—	—	(2,325)

Net cash provided by (used in) financing activities	5,912	50,477	1,281	(1,087)	56,583

Change in cash and cash equivalents	—	(6,056)	—	—	(6,056)
Cash and cash equivalents at beginning of period	—	6,056	—	—	6,056

Cash and cash equivalents at end of period	$—	$—	$—	$—	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed and consolidated financial statements, the notes to our unaudited condensed and consolidated financial statements and the other financial information appearing elsewhere in this report. Data for the three months ended December 31, 2002 and 2001 has been derived from our unaudited condensed and consolidated financial statements.

Forward Looking Statements

     Some of the statements we make in this report are forward-looking within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations including, but not limited to, the discussions of our operating and growth strategy (including possible acquisitions and dispositions), financing needs, projections of revenue, income or loss, capital expenditures and future operations. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results in future periods to differ materially from those anticipated in the forward-looking statements. Those risks and uncertainties include, among others, the risks and uncertainties discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2002. Although we believe that the assumptions underlying the forward-looking statements contained in this report are reasonable, any of these assumptions could prove to be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included in this report, you should not regard the inclusion of such information as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

General

     We are a leading owner and operator of acute care hospitals that develops and operates networks of medium-sized hospitals in high-growth urban and suburban markets. We operate our hospitals with a strong community focus by offering and developing healthcare services to meet the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans. At December 31, 2002 we owned or leased 14 hospitals with a total of 2,116 beds in service. Our hospitals are located in four regions:

•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida; and

•	three markets in the State of Texas, including San Antonio.

We also operate three ambulatory surgery centers and a Medicaid managed health plan called Health Choice, serving over 60,000 members in Arizona at December 31, 2002.

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

     Our hospitals’ net patient service revenue continues to be affected by an increasing proportion of revenue being derived from fixed payment, higher discount sources including Medicare, Medicaid, managed care organizations and others. Fixed payment amounts for Medicare and Medicaid are often based upon a diagnosis regardless of the cost incurred or the level of services provided. Our net revenue, cash flows and results of operations have been negatively impacted by this reimbursement methodology. We expect patient volumes from Medicare and Medicaid to continue to increase due to the general aging of the population and expansion of state Medicaid programs. The percentage of our net patient revenue related to Medicare and Medicaid was approximately 39.8% and 37.9% for the three months ended December 31, 2002 and 2001, respectively.

     Our hospitals continue to experience growth in outpatient volume at a faster rate than the growth in inpatient volume primarily as a result of improvements in technology, pharmacology and clinical practices and hospital payment changes by Medicare and managed care organizations. In response to this shift toward outpatient care, we have reconfigured some of our hospitals to more effectively accommodate outpatient services and restructured existing surgical and diagnostic capacity to permit additional outpatient volume and a greater variety of outpatient services.

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

Critical Accounting Policies

     A summary of significant accounting policies is disclosed in Note 1 to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended September 30, 2002. The Company’s critical accounting policies are further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis in the Annual Report on Form 10-K for the year ended September 30, 2002. There have been no changes in the nature of the Company’s critical accounting policies or the application of those policies since September 30, 2002.

Selected Operating Data

     The following table sets forth certain unaudited operating data for each of the periods presented.

	Three Months Ended	Three Months Ended
	December 31, 2002	December 31, 2001

Number of hospitals at end of period	14	14
Licensed beds at end of period	2,590	2,520
Beds in service at end of period	2,116	2,092
Average length of stay (days)(1)	4.40	4.18
Occupancy rates (average beds in service)	45.3%	40.3%
Admissions(2)	20,034	18,558
Adjusted admissions(3)	34,098	31,065
Patient days(4)	88,148	77,492
Adjusted patient days(3)	143,302	126,415
Outpatient revenue as a percentage of gross patient revenue	38.1%	39.1%

(1)	Represents the average number of days that a patient stayed in our hospitals.

(2)	Represents the total number of patients admitted to our hospitals for stays in excess of 23 hours. Management and investors use this number as a general measure of inpatient volume.

(3)	Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions/patient days by multiplying admissions/patient days by gross patient revenue and then dividing that number by gross inpatient revenue.

(4)	Represents the number of days our beds were occupied over the period.

Results of Operations

     The following table presents, for the periods indicated, information expressed as a percentage of net revenue. Such information has been derived from our unaudited condensed and consolidated statements of operations.

	Three Months Ended	Three Months Ended
	December 31, 2002	December 31, 2001

Net revenue	100.0%	100.0%
Salaries and benefits	34.9	35.2
Supplies	14.0	14.2
Other operating expenses	30.4	31.5
Provision for bad debts	7.7	7.6

Total operating expenses	87.0	88.5

EBITDA(1)	13.0	11.5
Depreciation and amortization	5.1	4.7
Interest, net	5.2	6.6
Gain on sale of assets, net	(0.3)	—
Minority interests	0.1	0.1

Earnings before income taxes and cumulative effect of a change in accounting principle	2.9	0.1
Income tax expense	—	—

Earnings before cumulative effect of a change in accounting principle	2.9	0.1
Cumulative effect of a change in accounting principle(2)	—	(17.9)

Net earnings (loss)	2.9%	(17.8)%

(1)	EBITDA represents earnings before interest expense, gain on sale of assets, minority interests, income taxes, and depreciation and amortization. Although EBITDA should not be considered in isolation or as a substitute for net earnings, operation cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States, management understands that EBITDA is commonly used to evaluate a company’s financial performance, especially in evaluating healthcare companies. EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

(2)	Cumulative effect of a change in accounting principle consists of a $39.5 million non-cash transitional impairment charge, related to the adoption of SFAS 142, Goodwill and Other Intangible Assets, during the three months ended December 31, 2001.

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001

     Net revenue for the three months ended December 31, 2002 was $254.8 million, an increase of $33.9 million, or 15.3%, from $220.9 million for same period in 2001. The increase in net revenue was due to a combination of an increase of $30.1 million in net revenue from hospital operations, which we refer to as our acute care service segment in our financial statements, and an increase of $3.8 million in net revenue from Health Choice.

     Net revenue from our hospital operations for the three months ended December 31, 2002 was $217.8 million, up $30.1 million, or 16.0%, from $187.7 million for the same period in 2001. Net patient revenue per adjusted admission and patient day increased 6.9% and 3.6%, respectively, for the three months ended December 31,

2002, compared to the same period in 2001, and was due to a combination of increased acuity and price increases in our hospital operations.

     Admissions increased 8.0% to 20,034 for the three months ended December 31, 2002 from 18,558 for the same period in 2001, and patient days increased 13.8% to 88,148 for the three months ended December 31, 2002 from 77,492 for the same period in 2001. Adjusted admissions increased 9.8% to 34,098 for the three months ended December 31, 2002 from 31,065 for the same period in 2001, and adjusted patient days increased 13.4% to 143,302 for the three months ended December 31, 2002, from 126,415 for the same period in 2001. The increase in volume was due in part to a combination of population growth in our markets, introduction of new and expanded services at our hospitals, results of our physician recruiting efforts and weak volume in the prior year quarter, particularly in our Arizona market, which we have previously discussed. The average length of stay resulting from admissions and patient days increased 5.3% from 4.18 days for the three months ended December 31, 2001, to 4.40 days for the same period in 2002. This increase in the average length of stay was attributable to greater acuity and an increased emphasis on product lines requiring longer lengths of stay.

     Net revenue from Health Choice was $36.9 million for the three months ended December 31, 2002, an increase of $3.7 million, or 11.1%, from $33.2 million for the same period in 2001. Covered lives under this prepaid Medicaid plan have increased 11.9% to 60,242 at December 31, 2002 from 53,833 at December 31, 2001. The increase in covered lives has positively impacted Health Choice’s net revenue for the three months ended December 31, 2002 compared to the same period in 2001. Our growth in covered lives is due primarily to a change in the eligibility standards in Arizona that increased the Medicaid-eligible population during 2001.

     Operating expenses increased $26.2 million from $195.4 million for the three months ended December 31, 2001 to $221.6 million for the same period in 2002. Operating expenses as a percentage of net revenue were 87.0% for the three months ended December 31, 2002, compared to 88.5% for the same period in 2001.

     Operating expenses from our hospital operations for the three months ended December 31, 2002 were $186.5 million, an increase of $23.1 million, or 14.1%, from $163.4 million for the same period in 2001. This increase was comprised of a $15.9 million increase in operating expenses due to volume growth in our markets, along with increases in insurance costs, rent expense, physician and employee recruiting costs and general inflation.

     Operating expenses from our hospital operations as a percentage of net revenue were 85.6% for the three months ended December 31, 2002 compared to 87.1% for the same period in 2001. This decrease was due to a reduction in salaries and benefits expense, supplies expense and other operating expenses as a percentage of net revenue. Salaries and benefits expense as a percentage of net revenue decreased 0.7% from period to period due primarily to the growth in net revenue, achieving and maintaining a more efficient skill mix and greater emphasis on profitable product lines. Salaries and benefits expense increased by approximately $10.8 million for the three months ended December 31, 2002 compared to the same period in 2001 due primarily to volume growth, general wage inflation and an increase in employee benefits and contract labor. Contract labor, a component of salaries and benefits expense, increased by $3.0 million for the three months ended December 31, 2002 compared to the same period in 2001 due primarily to significant volume growth in certain markets requiring greater utilization of agency nurses and technicians, coupled with increases in the rates charged by the staffing agencies. Benefits expense increased by approximately $1.8 million for the three months ended December 31, 2002 compared to the same period in 2001 due primarily to the increased cost and utilization of healthcare benefits for employees. Provision for bad debts as a percentage of net revenue was generally unchanged from period to period. Supplies expense as a percentage of net revenue decreased 0.3% from period to period due in part to our new group purchasing contract which we entered into in the third quarter of fiscal 2002, which has resulted in better pricing generally and discounts on implants and cardiac devices. The supplies expense improvement was also due to better compliance with the group purchasing contract compared to the prior year, as well as having better inventory systems and processes in place. Other operating expenses as a percentage of net revenue decreased 0.5% from period to period due primarily to the growth in net revenue, offset to an extent by an increase in insurance costs. We expect our other operating expenses to continue to be negatively impacted for the remainder of fiscal year 2003 by these insurance expense increases. On an annual basis, insurance costs are currently estimated to increase in the range of $3.6 million to $4.0 million, or 19.9% to 22.1%, over the prior year.

     Operating expenses for Health Choice increased $3.1 million to $35.1 million for the three months ended December 31, 2002 compared to $32.0 million for the same period in 2001. Operating expenses as a percentage of net revenue for Health Choice were 95.1% for the three months ended December 31, 2002 and 96.4% for the same period in 2001. The increase in operating expenses was due primarily to the incremental cost of increased enrollment. Operating expenses as a percentage of net revenue declined, reflecting an improvement in the medical loss and administrative expense ratios.

     EBITDA was $33.2 million, or 13.0% of net revenue, for the three months ended December 31, 2002, compared to $25.5 million, or 11.5% of net revenue, for the same period in 2001. EBITDA for hospital operations was $31.3 million, or 14.4% of net revenue, for the three months ended December 31, 2002, compared to $24.3 million, or 12.9% of net revenue, for the same period in 2001. The improvement in the EBITDA margin for hospital operations was due primarily to increases in volume and net revenue coupled with decreases in salaries and benefits, supplies and other operating expenses as a percentage of net revenue as noted above.

     Health Choice, our Medicaid managed health plan, has a significantly lower EBITDA margin than our hospital operations. EBITDA for Health Choice was $1.8 million, or 4.9% of net revenue, for the three months ended December 31, 2002, compared to $1.1 million for the same period in 2001, representing 3.3% of net revenue. The increases in EBITDA and EBITDA margin were due to increased enrollment and an improvement in the medical loss and administrative expense ratios, as noted above.

     Depreciation and amortization expense increased $2.4 million from $10.5 million for the three months ended December 31, 2001 to $12.9 million for the same period in 2002. The increase in depreciation and amortization was the result of additions to property and equipment during 2002.

     Interest expense decreased $1.2 million from $14.5 million for the three months ended December 31, 2001 to $13.3 million for the same period in 2002 due to declines in interest rates during fiscal year 2002. Borrowings under our bank credit facility bear interest at variable rates, and the weighted average interest rate of outstanding borrowings under the bank credit facility was approximately 5.9% for the three months ended December 31, 2002 compared to 6.9% for the same period in 2001.

     We recorded no provision for income taxes for the three months ended December 31, 2002 and 2001 due to the use of deferred tax assets that were previously reserved with a valuation allowance.

Liquidity and Capital Resources

     At December 31, 2002, we had $90.1 million in working capital, after the effect of the refinancing on February 7, 2003 (see discussion below), compared to $57.0 million at September 30, 2002. We generated cash of $8.3 million from operating activities during the three months ended December 31, 2002, compared to $1.5 million during the three months ended December 31, 2001. Net accounts receivable increased from $154.5 million at September 30, 2002 to $155.7 million at December 31, 2002. Excluding third-party settlement receivables, our days of net revenue outstanding at December 31, 2002 were 59 compared to 60 at September 30, 2002.

     Investing activities used $12.8 million during the three months ended December 31, 2002. Capital expenditures for the three months ended December 31, 2002 were approximately $14.4 million. Our growth strategy requires significant capital expenditures during the year ending September 30, 2003 and future years. We have budgeted capital expenditures for the remainder of fiscal 2003 to be approximately $55.0 million to $66.0 million, including $29.3 million of construction costs for the renovation and expansion of certain of our existing facilities and $18.7 million to $26.3 million for new equipment at our facilities. On November 20, 2002, we announced plans to build a new hospital in Jefferson County, Texas to replace our Mid-Jefferson Hospital in Nederland, Texas and Park Place Medical Center in Port Arthur, Texas. We plan to commence construction in the summer of 2003 and open the new facility in early 2005. The total cost to build the new hospital is currently estimated to be approximately $80.0 million. Included in our budgeted capital expenditures are construction and other project related costs for the new hospital of approximately $8.0 to $10.0 million that we expect to incur during 2003. We plan to finance our proposed capital expenditures, including the construction of the new hospital, with borrowings under our revolving credit facility, cash generated from operations, real estate financing and other capital sources that become available.

     Financing activities during the three months ended December 31, 2002 provided net cash of $4.6 million. During the three months ended December 31, 2002, we borrowed $62.2 million pursuant to the terms of our bank credit facility, repaid $6.6 million in outstanding borrowings pursuant to the terms of our bank credit facility and capital lease obligations and made voluntary prepayments of $50.7 million pursuant to the terms of our revolving credit facility. During the next twelve months, we are required to repay $3.5 million under our new bank credit facility, as discussed below.

     On October 15, 1999, we entered into a bank credit facility through which a syndicate of lenders made a total of $455.0 million available to us in the form of an $80.0 million tranche A term loan, a $250.0 million tranche B term loan and a $125.0 million revolving credit facility. Proceeds from the tranche A and tranche B term loans were used in conjunction with the recapitalization and acquisition transactions. Effective October 5, 2001, we amended our bank credit facility to provide for an additional $30.0 million incremental senior secured term loan on substantially the same terms and conditions as our current existing bank credit facility. The new incremental term loan was used solely to fund the purchase on October 15, 2001, of the land and buildings at two of our facilities in Arizona previously operated under long-term leases and related costs and expenses. The amended bank credit facility also provided for revisions to certain financial covenants.

     On February 7, 2003, we completed the refinancing of our bank credit facility to provide for a new $475.0 million credit facility in the form of a $350.0 million, six year term B loan and $125.0 million, five year revolving credit facility. The loans under the new credit facility accrue interest at variable rates at specified margins above either the agent bank’s alternate base rate or its Eurodollar rate. Principal payments on the new term B loan are due in quarterly installments of $875,000 beginning March 31, 2003 until maturity. Proceeds from the new credit facility were used to refinance amounts outstanding under our previous credit facility and to fund closing and other transaction related costs incurred in conjunction with the refinancing. The new credit facility increases our annual capital expenditure limitation to $80.0 million per year. In addition, the new credit facility provides for revisions to certain financial covenants and replaces the fixed charge coverage covenant under our previous credit facility with a senior leverage test. The new $125.0 million revolving credit facility is available for working capital and other general corporate purposes. Consistent with the previous credit facility, the new bank credit facility requires that we comply with various financial ratios and tests and contains covenants limiting our ability to, among other things, incur debt, engage in acquisitions or mergers, sell assets, make investments or capital expenditures, make distributions or stock repurchases and pay dividends. The new bank credit facility is guaranteed by our subsidiaries and these guaranties are secured by a pledge of substantially all of the subsidiaries’ assets. Substantially all of the Company’s outstanding common stock is pledged for the benefit of the Company’s lenders as security for the Company’s obligations under the new credit facility.

     At December 31, 2002, amounts outstanding under the previous credit facility’s tranche A, tranche B and incremental term loans were $51.9 million, $241.8 million and $29.8 million, respectively, and we had $29.5 million outstanding under our revolving credit facility. The new revolving credit facility includes a $75.0 million sub-limit for letters of credit that may be issued by us and, at December 31, 2002, we had issued $38.3 million in letters of credit. The loans under the previous bank credit facility accrued interest at variable rates at specified margins above either the agent bank’s alternate base rate or its reserve-adjusted Eurodollar rate. The weighted average interest rate of outstanding borrowings under the previous bank credit facility was approximately 5.9% for the three months ended December 31, 2002. The Company will also pay a commitment fee equal to 0.5% of the average daily amount available under the new revolving credit facility. At February 14, 2003, we had drawn $6.0 million under our new revolving credit facility and had issued $38.3 million in letters of credit, resulting in remaining availability under the revolving credit facility of $80.7 million. During the second quarter of fiscal year 2003, we expect to write off approximately $3.9 million in deferred financing costs associated with the previous credit facility.

     On October 13, 1999, we issued $230.0 million of 13% senior subordinated notes due 2009. On May 25, 2000, we exchanged all of our outstanding 13% senior subordinated notes due 2009 for 13% senior subordinated exchange notes due 2009 that have been registered under the Securities Act of 1933, as amended. The notes are unsecured obligations and are subordinated in right of payment to all of our existing and future senior indebtedness. If a change in control occurs, as defined in the indenture, each holder of the notes will have the right to require us to repurchase all or any part of that holder’s notes in cash at 101% of the aggregate principal amount of notes repurchased plus accrued and unpaid interest to the date of purchase. Except with respect to a change of control, we are not required to make mandatory redemption or sinking fund payments with respect to the notes. At December 31, 2002, all of the subsidiaries fully and unconditionally guaranteed the notes on a joint and several basis. The indenture for the notes contains certain covenants, including but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, dividends and our ability to merge or consolidate.

     As of December 31, 2002, we provided a performance guaranty in the form of a letter of credit in the amount of $20.6 million for the benefit of the Arizona Health Care Cost Containment System to support our obligations under the Health Choice contract to provide and pay for healthcare services. The amount of the performance guaranty that the Arizona Health Care Cost Containment System requires is based upon the membership in the plan and the related capitation revenue paid to us.

     Based upon our current level of operations and anticipated growth, we believe that cash generated from operations and amounts available under the revolving credit facility will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for the next 12 months. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under our bank credit facility, or otherwise, to enable us to grow our business, service our indebtedness, including the bank credit facility and our senior subordinated exchange notes, or make anticipated capital expenditures. One element of our business strategy is expansion through the acquisition of hospitals in existing and new markets. The completion of acquisitions may result in the incurrence, or assumption by us, of additional indebtedness. Our future operating performance, ability to service or refinance the senior subordinated exchange notes and ability to service and extend or refinance the bank credit facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     During the three months ended December 31, 2002, there were no material changes to our quantitative and qualitative disclosures about the market risk associated with financial instruments as described in our Annual Report on Form 10-K for the year ended September 30, 2002. At December 31, 2002, the fair market value of our outstanding senior subordinated exchange notes was $246.1 million, based upon quoted market prices as of that date.

Item 4. Controls and Procedures

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

     The Company has been advised that Southwest General Hospital is a subject of an investigation relating to the provision of hyperbaric oxygen therapy services. In a letter dated February 11, 2003, the U.S. Attorney for the Western District of Texas stated that the investigation relates to certain billing practices for these services since 1998. We are cooperating with the U.S. Attorney’s office with respect to the investigation. Based on information currently available, we believe the investigation relates primarily to the period when Tenet Healthcare Corporation owned the hospital. Although we are unable to predict the outcome of this investigation, we do not believe it will have a material adverse effect on our business, financial condition or results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a)	List of Exhibits:

10.1	Amendment No. 20 to Contract between Arizona Health Care Cost Containment System and HealthChoice Arizona, dated December 13, 2002, effective as of January 1, 2003

10.2	Amended and Restated Credit Agreement dated as of February 7, 2003, among IASIS Healthcare Corporation, as Borrower, Certain Subsidiaries of the Borrower, as Guarantors, Various Lenders, CitiCorp North America, Inc. and UBS AG, Stamford Branch, as Co-Syndication Agents, General Electric Capital Corporation and Residential Funding Corporation dba GMAC-RFC Health Capital, as Co-Documentation Agents, Bank of America, N.A., as Administrative Agent and Banc of America Securities, LLC and Salomon Smith Barney Inc., as Joint Lead Arrangers and Joint Book Managers*

99.1	Odessa Regional Hospital, LP Financial Statements

*	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 11, 2003.

(b)  Reports on Form 8-K:

On November 8, 2002, the Company filed a Current Report on Form 8-K to report that it had issued a press release announcing the date of the online web simulcast of its fiscal year 2002 earnings conference call.

On November 22, 2002, the Company filed a Current Report on Form 8-K to report that it had issued a press release announcing its earnings for the fourth quarter and fiscal year ended September 30, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IASIS HEALTHCARE CORPORATION

Date: February 14, 2003	By:	/s/ W. Carl Whitmer

W. Carl Whitmer, Chief Financial Officer

CERTIFICATION

I, David R. White, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of IASIS Healthcare Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ David R. White

David R. White
Chairman of the Board, President and Chief Executive Officer

CERTIFICATION

I, W. Carl Whitmer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of IASIS Healthcare Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ W. Carl Whitmer

W. Carl Whitmer
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment No. 20 to Contract between Arizona Health Care Cost Containment System and HealthChoice Arizona, dated December 13, 2002, effective as of January 1, 2003

10.2	Amended and Restated Credit Agreement dated as of February 7, 2003, among IASIS Healthcare Corporation, as Borrower, Certain Subsidiaries of the Borrower, as Guarantors, Various Lenders, CitiCorp North America, Inc. and UBS AG, Stamford Branch, as Co-Syndication Agents, General Electric Capital Corporation and Residential Funding Corporation dba GMAC-RFC Health Capital, as Co-Documentation Agents, Bank of America, N.A., as Administrative Agent and Banc of America Securities, LLC and Salomon Smith Barney Inc., as Joint Lead Arrangers and Joint Book Managers*

99.1	Odessa Regional Hospital, LP Financial Statements

*	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 11, 2003.