Form 10-Q
period 2003-03-31
IASIS HEALTHCARE CORP
filed 2003-05-15
CIK 1073615

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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



         Indicate by check [X] whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark [X] whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

         As of May 15, 2003, 31,956,113 shares of the Registrant's Common Stock were outstanding.

                               TABLE OF CONTENTS


PART I  - FINANCIAL INFORMATION..................................................................................................1

Item 1.  Financial Statements:  Condensed and Consolidated Balance Sheets at March 31, 2003 (Unaudited)
            and September 30, 2002 ..............................................................................................1

Condensed and Consolidated Statements of Operations (Unaudited) -- Three Months Ended March 31, 2003
            and 2002 and Six Months Ended March 31, 2003 and 2002................................................................2

Condensed and Consolidated Statements of Cash Flows (Unaudited) -- Six Months Ended March 31, 2003 and 2002......................3

Notes to Unaudited Condensed and Consolidated Financial Statements...............................................................4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..................................19

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............................................................30

Item 4.  Controls and Procedures................................................................................................30


PART II.   OTHER INFORMATION....................................................................................................31

Item 1.  Legal Proceedings......................................................................................................31

Item 2.  Changes in Securities and Use of Proceeds..............................................................................31

Item 6.  Exhibits and Reports on Form 8-K.......................................................................................31

                                        PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          IASIS HEALTHCARE CORPORATION
                    CONDENSED AND CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                         (UNAUDITED)
                                                                           MARCH 31,      SEPTEMBER 30,
                                                                             2003              2002
                                                                         ------------     --------------
                                      ASSETS
CURRENT ASSETS:
    Cash and cash equivalents .....................................       $   6,362         $      --
    Accounts receivable, net of allowance for doubtful
      accounts of $39,095 and $34,450, respectively ...............         155,935           154,452
    Inventories ...................................................          23,996            23,909
    Prepaid expenses and other current assets .....................          14,993            15,697
    Assets held for sale ..........................................          22,106            22,106
                                                                           --------         ---------

        Total current assets ......................................         223,392           216,164

Property and equipment, net .......................................         415,679           402,171
Goodwill ..........................................................         252,204           252,397
Other assets, net .................................................          34,459            27,751
                                                                           --------         ---------

        Total assets ..............................................        $925,734         $ 898,483
                                                                           ========         =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable ..............................................        $ 48,543         $  47,061
    Salaries and benefits payable .................................          23,367            21,551
    Accrued interest payable ......................................          16,754            15,016
    Medical claims payable ........................................          31,146            30,262
    Accrued expenses and other current liabilities ................          15,994            19,023
    Current portion of long-term debt and capital lease
         obligations ..............................................           5,032            26,252
                                                                           --------         ---------

        Total current liabilities .................................         140,836           159,165

Long-term debt and capital lease obligations ......................         581,741           556,691
Other long-term liabilities .......................................          25,691            22,347
Minority interest .................................................           3,490             4,736
                                                                           --------         ---------

        Total liabilities .........................................         751,758           742,939

STOCKHOLDERS' EQUITY
     Preferred stock - $0.01 par value, authorized
       5,000,000 shares; no shares issued and outstanding
       at March 31, 2003 and September 30, 2002 ...................
     Common stock - $0.01 par value, authorized 100,000,000
       shares; 31,985,029 shares and 31,984,779 shares issued at
       March 31, 2003 and September 30, 2002, respectively,
       and 31,956,113 shares and 31,955,863 shares
       outstanding at March 31, 2003 and September 30,
       2002, respectively .........................................             320               320
    Nonvoting common stock - $0.01 par value, authorized
       10,000,000 shares; no shares issued and outstanding
       at March 31, 2003 and September 30, 2002 ...................              --                --
    Additional paid-in capital ....................................         450,720           450,718
    Treasury stock, at cost, 16,306,541 shares at March 31,
        2003 and September 30, 2002 ...............................        (155,300)         (155,300)
    Accumulated deficit ...........................................        (121,764)         (140,194)
                                                                           --------         ---------

      Total stockholders' equity ..................................         173,976           155,544
                                                                           --------         ---------

      Total liabilities and stockholders' equity ..................        $925,734         $ 898,483
                                                                           ========         =========

See accompanying notes.

                          IASIS HEALTHCARE CORPORATION
         CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                                       MARCH 31,                 MARCH 31,
                                                                                 --------     --------     ---------      ---------
                                                                                   2003         2002         2003            2002
                                                                                 --------     --------     ---------      ---------
Net revenue ................................................................     $271,436     $244,424     $ 526,201      $ 465,305

Costs and expenses:
   Salaries and benefits ...................................................       94,153       80,318       182,952        158,045
   Supplies ................................................................       37,768       34,705        73,451         65,998
   Other operating expenses ................................................       78,289       73,578       155,703        143,155
   Provision for bad debts .................................................       20,154       17,591        39,865         34,365
   Interest, net ...........................................................       13,131       14,036        26,448         28,539
   Depreciation and amortization ...........................................       12,682       11,180        25,533         21,668
   Loss on debt extinguishment .............................................        3,900           --         3,900             --
                                                                                 --------     --------     ---------      ---------

     Total costs and expenses ..............................................      260,077      231,408       507,852        451,770
                                                                                 --------     --------     ---------      ---------

Earnings before gain on sale of assets, minority interests, income taxes and cumulative effect of a change in
   account principle .......................................................       11,359       13,016        18,349         13,535
Loss (gain) on sale of assets, net .........................................           --           --          (780)             7
Minority interests .........................................................          421          301           699            524
                                                                                 --------     --------     ---------      ---------

Earnings before income taxes and
   cumulative effect of a change in
   accounting principle ....................................................       10,938       12,715        18,430         13,004
Income tax expense .........................................................           --           --            --             --
                                                                                 --------     --------     ---------      ---------

Net earnings before cumulative effect of a
   change in accounting principle ..........................................     $ 10,938     $ 12,715     $  18,430      $  13,004

Cumulative effect of a change in
     accounting principle ..................................................           --           --            --        (39,497)
                                                                                 --------     --------     ---------      ---------

Net earnings (loss) ........................................................     $ 10,938     $ 12,715     $  18,430      $ (26,493)
                                                                                 ========     ========     =========      =========

See accompanying notes

                          IASIS HEALTHCARE CORPORATION
         CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                             SIX MONTHS ENDED
                                                                                MARCH 31,
                                                                         -------------------------
                                                                            2003           2002
                                                                         ---------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings (loss) ............................................     $  18,430      $ (26,493)
    Adjustments to reconcile net earnings (loss) to net cash
     provided by operating activities:
      Depreciation and amortization ................................        25,533         21,668
      Minority interests ...........................................           699            524
      Cumulative effect of a change in accounting principle ........            --         39,497
      (Gain) loss on sale of assets ................................          (780)             7
      Loss on debt extinguishment ..................................         3,900             --
      Changes in operating assets and liabilities,
         net of disposals:
        Accounts receivable ........................................        (1,340)        (6,913)
        Inventories, prepaid expenses and other current assets .....          (916)        (5,249)
        Accounts payable and other accrued liabilities .............         6,583          6,431
                                                                         ---------      ---------
      Net cash provided by operating activities ....................        52,109         29,472
                                                                         ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment ............................       (36,520)       (16,107)
    Purchase of real estate ........................................            --        (55,338)
    Proceeds from sales of assets ..................................         2,863            149
    Change in other assets .........................................        (1,732)        (2,578)
                                                                         ---------      ---------
      Net cash used in investing activities ........................       (35,389)       (73,874)
                                                                         ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock ........................             2            222
     Proceeds from senior bank debt borrowings .....................       454,100        120,300
     Payment of debt and capital leases ............................      (453,450)       (79,673)
     Debt financing costs incurred .................................       (10,600)        (2,347)
     Distribution of minority interests ............................          (410)            --
     Other .........................................................            --           (156)
                                                                         ---------      ---------
       Net cash provided by (used in) financing activities .........       (10,358)        38,346
                                                                         ---------      ---------

 Increase (decrease) in cash and cash equivalents ..................         6,362         (6,056)
 Cash and cash equivalents at beginning of the period ..............            --          6,056
                                                                         ---------      ---------
 Cash and cash equivalents at end of the period ....................     $   6,362      $      --
                                                                         =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest ........................................     $  24,789      $  28,937
                                                                         =========      =========
     Cash paid (refunded) for income taxes, net ....................     $       6      $  (1,831)
                                                                         =========      =========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     Capital lease obligations incurred to acquire equipment .......     $   3,318      $      --
                                                                         =========      =========

See accompanying notes.

                          IASIS HEALTHCARE CORPORATION
                  NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
                              FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The unaudited condensed and consolidated financial statements include the accounts of IASIS Healthcare Corporation ("IASIS" or "the Company") and all subsidiaries and entities under common control of the Company and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The balance sheet at September 30, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

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

         IASIS operates networks of medium-sized hospitals in high-growth urban and suburban markets. At March 31, 2003, the Company owned or leased 14 hospitals with a total of 2,116 beds in service. The Company's hospitals are located in four regions:

         -        Salt Lake City, Utah;
         -        Phoenix, Arizona;
         -        Tampa-St. Petersburg, Florida; and
         -        three cities in Texas, including San Antonio.

         The Company also operates three ambulatory surgery centers and a Medicaid managed health plan in Phoenix called Health Choice, serving over 60,900 members at March 31, 2003.


2.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities ("VIEs") an Interpretation of Accounting Research Bulletin No. 51 ("FIN 46"). FIN 46 requires certain VIEs to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect this interpretation to have a material effect on its future results of operations or financial position.

         In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees ("FIN 45"). FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has undertaken in issuing the guarantee. The Company will apply FIN 45 to guarantees, if any, issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company's consolidated financial position or results of operations.

                          IASIS HEALTHCARE CORPORATION
                  NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (CONTINUED)

3.       LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consist of the following (in thousands):


                                                                                     MARCH 31,       SEPTEMBER 30,

                                                                                       2003              2002
                                                                                     ---------       -------------
Bank facilities .............................................................        $ 349,126       $   347,846
Senior subordinated notes ...................................................          230,000           230,000
Capital lease obligations ...................................................            7,647             5,097
                                                                                     ---------       -----------
                                                                                       586,773           582,943
Less current maturities .....................................................            5,032            26,252
                                                                                     ---------       -----------
                                                                                     $ 581,741       $   556,691
                                                                                     =========       ===========

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

         On February 7, 2003, the Company completed the refinancing of its bank credit facility to provide for a new $475.0 million credit facility in the form of a $350.0 million, six year term B loan and $125.0 million, five year revolving credit facility. The loans under the new credit facility accrue interest at variable rates at specified margins above either the agent bank's alternate base rate or its Eurodollar rate. Principal payments on the new term B loan are due in quarterly installments of $875,000 beginning March 31, 2003 until maturity. The new credit facility is also subject to mandatory prepayment under specific circumstances including a portion of excess cash flow and the net proceeds from an initial public offering, asset sales, debt issuances and specified casualty events, each subject to various exceptions. Proceeds from the new credit facility were used to refinance amounts outstanding under the previous credit facility and to fund closing and other transaction related costs of $10.6 million incurred in connection with the refinancing. The new credit facility increased the Company's annual capital expenditure limitation to $80.0 million per year. In addition, the new credit facility provides for revisions to certain financial covenants and replaced the fixed charge coverage covenant under the previous credit facility with a senior leverage test. The new $125.0 million revolving credit facility is available for working capital and other general corporate purposes. Consistent with the previous credit facility, the new bank credit facility requires that the Company comply with various financial ratios and tests and contains covenants limiting the Company's ability to, among other things, incur debt, engage in acquisitions or mergers, sell assets, make investments or capital expenditures, make distributions or stock repurchases and pay dividends. The new bank credit facility includes a 1% prepayment penalty on voluntary prepayments made during the first year on amounts outstanding under the term loan. The new bank credit facility is guaranteed by the Company's subsidiaries and these guaranties are secured by a pledge of substantially all of the subsidiaries' assets. Substantially all of the Company's outstanding common stock is pledged for the benefit of the Company's lenders as security for the Company's obligations under the new credit facility.

         At March 31, 2003, there was $349.1 million outstanding under the six year term B loan and no amounts outstanding under the revolving credit facility. The new revolving credit facility includes a $75.0 million sub-limit for letters of credit that may be issued. At March 31, 2003, the Company had issued $38.3 million in letters of

                          IASIS HEALTHCARE CORPORATION
                  NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (CONTINUED)


credit. The loans under the previous bank credit facility accrued interest at variable rates at specified margins above either the agent bank's alternate base rate or its reserve-adjusted Eurodollar rate. The weighted average interest rate of outstanding borrowings under the bank credit facilities was approximately 5.78% for the six months ended March 31, 2003. The Company pays a commitment fee equal to 0.5% of the average daily amount available under the new revolving credit facility. During the three months ended March 31, 2003, the Company expensed approximately $3.9 million in unamortized deferred financing costs associated with the previous credit facility.

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

         Except with respect to a change of control, the Company is not required to make mandatory redemption or sinking fund payments with respect to the Notes. The Notes are guaranteed, jointly and severally, by all of the Company's subsidiaries ("Subsidiary Guarantors"). The Company is a holding company with no independent assets or operations apart from its ownership of the Subsidiary Guarantors. At March 31, 2003, all of the Subsidiary Guarantors fully and unconditionally guaranteed the Notes and, with the exception of Odessa Regional Hospital, LP, all were 100% owned by the Company. The indenture for the Notes contains certain covenants, including but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, dividends and the Company's ability to merge or consolidate.

4.       STOCK BENEFIT PLANS

         The Company, from time to time, grants stock options for a fixed number of common shares to employees. Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for employee stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, uses the intrinsic method to value options and recognizes no compensation expense for the stock option grants when the exercise price of the options equals, or is greater than, the market value of the underlying stock on the date of grant.


         Pro forma information regarding interim net earnings is required by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a minimum value option valuation model with the following range of weighted-average assumptions:

                                    MARCH 31,                MARCH 31,
                                      2003                     2002
                               -------------------      ------------------
Risk-free interest rate           2.70% - 5.03%           4.64% - 5.57%
Expected life                    2 1/2 to 5 years        2 1/2 to 5 years
Expected dividend yield                0.0%                    0.0%

         If the Company had measured compensation cost for the stock options granted under the fair value based method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net earnings (loss) would have been changed to the pro forma amounts set forth below (in thousands):

                          IASIS HEALTHCARE CORPORATION
                  NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (CONTINUED)

                                                                                         SIX MONTHS ENDED,
                                                                                     ---------------------------
                                                                                      MARCH 31,        MARCH 31,
                                                                                        2003             2002
                                                                                     ----------        ---------
Net earnings, as reported ...................................................        $  10,938         $  12,715

Less: stock-based compensation expense
    determined under fair value based
    method ..................................................................             (222)             (128)
                                                                                     ---------         ---------
Pro forma net earnings (loss) ...............................................        $  10,716         $  12,587
                                                                                     =========         =========

The effect of applying SFAS No. 123 for providing pro forma disclosure is not likely to be representative of the effect on reported net income for future years.

5.       CONTINGENCIES

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

PROFESSIONAL, GENERAL AND WORKERS COMPENSATION LIABILITY RISKS

         The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment and personal injuries. To cover these types of claims, the Company maintains general liability and professional liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. Plaintiffs may request punitive or other damages that may not be covered by insurance. The Company is currently not a party to any such proceedings that, in the Company's opinion, would have a material adverse effect on the Company's business, financial condition or results of operations. The Company expenses an actuarially determined estimate of the costs it expects to incur under the self-insured retention exposure for professional liability claims. As of March 31, 2003 and September 30, 2002, the Company's professional and general liability accrual for asserted and unasserted claims was approximately $21.4 million and $17.6 million, respectively, which is included within other long-term liabilities in the accompanying condensed and consolidated balance sheets.

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

                          IASIS HEALTHCARE CORPORATION
                  NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (CONTINUED)

HEALTH CHOICE

         Health Choice has entered into a capitated contract whereby the plan provides healthcare services in exchange for fixed periodic and supplemental payments from the Arizona Health Care Cost Containment System ("AHCCCS"). These services are provided regardless of the actual costs incurred to provide these services. The Company receives reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds. The Company believes the capitated payments, together with reinsurance and other supplemental payments, are sufficient to pay for the services Health Choice is obligated to deliver. As of March 31, 2003, the Company provided performance guaranties in the form of a letter of credit in the amount of $20.6 million for the benefit of AHCCCS to support its obligations under the Health Choice contract to provide and pay for the healthcare services.

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

OTHER

         The Company has been advised that its hospital in San Antonio, Texas, Southwest General Hospital, is a subject of an investigation relating to the provision of hyperbaric oxygen therapy services. In a letter dated February 11, 2003, the U.S. Attorney for the Western District of Texas stated that the investigation relates to certain billing practices for these services since 1998. The Company is cooperating with the U.S. Attorney's office with respect to this investigation. Based on information currently available, the Company believes the investigation relates primarily to the period when Tenet Healthcare Corporation ("Tenet") owned the hospital. Although the Company is unable to predict the outcome of this investigation, management does not currently believe it will have a material adverse effect on the Company's business, financial condition or results of operations.

         Tenet and its affiliates are defendants in a civil action brought on January 9, 2003 in the U.S. District Court for the Central District of California by the United States for the improper assignment of diagnostic codes and submitting false claims to Medicare. The litigation stems from an investigation by the U.S. Department of Justice, in conjunction with the Office of Inspector General, of certain hospital billings to Medicare for inpatient stays reimbursed pursuant to diagnosis related groups 79 (pneumonia), 415 (operating room procedure for infectious and parasitic diseases), 416 (septicemia) and 475 (respiratory system diagnosis with mechanical ventilator). Although hospitals that the Company acquired from Tenet are referenced in the complaint, all of the actions complained of occurred prior to December 31, 1998 and thus before the hospitals' acquisition by the Company. The Company has informed Tenet that the Company has no obligation or liability for any of the matters described in the complaint and that the

                          IASIS HEALTHCARE CORPORATION
                  NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (CONTINUED)


Company is entitled to indemnification if any damages or relief were to be sought against IASIS in connection with the proceeding.

         The Company believes it is in material compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that it believes would have a material effect on its financial statements. Compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties and exclusion from the Medicare and Medicaid programs.

6.       GOODWILL

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

7.       ASSET REVALUATION AND CLOSURE COSTS

         In the third quarter of fiscal 2001, the Company recorded a pre-tax asset revaluation charge of approximately $2.8 million related to the closure of Rocky Mountain Medical Center and revaluation of net assets in conjunction with their classification as held for sale. At March 31, 2003, Rocky Mountain Medical Center net assets held for sale consisted of property and equipment and totaled approximately $22.1 million.

         The Company adopted and implemented an exit plan and recorded pre-tax closure charges of approximately $9.1 million in the third quarter of fiscal 2001 with respect to the closure of Rocky Mountain Medical Center. At March 31, 2003, accrued closure costs totaled approximately $898,000. During the six months ended March 31, 2003, the Company paid a total of $1.3 million in closure costs, which consisted of $500,000 in facility and lease termination costs and $800,000 in other exist costs.

8.       SEGMENT AND GEOGRAPHIC INFORMATION

         The Company's acute care hospitals and related healthcare businesses are similar in their activities and the economic environments in which they operate (i.e., urban and suburban markets). Accordingly, the Company's reportable operating segments consist of (1) acute care hospitals and related healthcare businesses, collectively, and (2) its Medicaid managed health plan, Health Choice and a related entity (collectively referred to as Health Choice). The following is a financial summary by business segment for the periods indicated:

                          IASIS HEALTHCARE CORPORATION
                  NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (CONTINUED)


                                                                       THREE MONTHS                         SIX MONTHS
                                                                          ENDED                               ENDED
                                                                         MARCH 31,                           MARCH 31,
                                                                ---------------------------         ---------------------------
                                                                   2003             2002               2003              2002
                                                                ---------         ---------         ---------         ---------
ACUTE CARE SERVICE:
Net patient revenue ....................................        $ 235,802         $ 210,143         $ 455,527         $ 399,291
Revenue between segments ...............................           (1,625)           (1,407)           (3,533)           (2,844)
                                                                ---------         ---------         ---------         ---------
   Net revenue .........................................          234,177           208,736           451,994           396,447
Salaries and benefits ..................................           92,495            79,047           179,738           155,535
Supplies ...............................................           37,663            34,608            73,224            65,801
Other operating expenses ...............................           44,905            41,002            88,880            79,892
Provision for bad debts ................................           20,154            17,591            39,865            34,365
                                                                ---------         ---------         ---------         ---------
   EBITDA(1) ...........................................           38,960            36,488            70,287            60,854
Loss on debt extinguishment ............................            3,900                --             3,900                --
Interest expense, net ..................................           13,131            14,036            26,448            28,587
Depreciation and amortization ..........................           12,653            11,153            25,471            21,612
Loss (gain) on sale of assets, net .....................               --                --              (780)                7
                                                                ---------         ---------         ---------         ---------
Earnings before minority interests, income taxes and
   cumulative effect of a change in accounting principle            9,276            11,299            15,248            10,648
Minority interests .....................................              421               301               699               524
                                                                ---------         ---------         ---------         ---------
Earnings before income taxes and cumulative
   effect of a change in accounting principle ..........        $   8,855         $  10,998         $  14,549         $  10,124
                                                                =========         =========         =========         =========

Segment assets .........................................        $ 922,043         $ 905,150         $ 922,043         $ 905,150
                                                                =========         =========         =========         =========

HEALTH CHOICE:
Capitation premiums and other payments .................        $  37,259         $  35,688         $  74,207         $  68,858
Revenue between segments ...............................               --                --                --                --
                                                                ---------         ---------         ---------         ---------
   Net revenue .........................................           37,259            35,688            74,207            68,858
Salaries and benefits ..................................            1,658             1,271             3,214             2,510
Supplies ...............................................              105                97               227               197
Other operating expenses ...............................           33,384            32,576            66,823            63,263
Provision for bad debts ................................               --                --                --                --
                                                                ---------         ---------         ---------         ---------
   EBITDA(1) ...........................................            2,112             1,744             3,943             2,888
Loss on debt extinguishment ............................               --                --                --                --
Interest income ........................................               --                --                --               (48)
Depreciation and amortization ..........................               29                27                62                56
                                                                ---------         ---------         ---------         ---------
Earnings before minority interests, income taxes and
   cumulative effect of a change in accounting principle            2,083             1,717             3,881             2,880
Minority interests .....................................               --                --                --                --
                                                                ---------         ---------         ---------         ---------
Earnings before income taxes and cumulative
   effect of a change in accounting principle ..........        $   2,083         $   1,717         $   3,881         $   2,880
                                                                =========         =========         =========         =========

Segment assets .........................................        $   3,691         $  20,060         $   3,691         $  20,060
                                                                =========         =========         =========         =========


(1) EBITDA represents earnings before interest expense, loss (gain) on sale of assets, loss on debt extinguishment, minority interests, income taxes, cumulative effect of a change in accounting principle and depreciation and amortization.


9.       SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

         The Notes described in Note 3 are fully and unconditionally guaranteed on a joint and several basis by all of the Company's Subsidiary Guarantors.

         A summarized condensed consolidating balance sheet at March 31, 2003 and September 30, 2002 and condensed consolidating statements of operations and statements of cash flows for the three months and six months ended March 31, 2003 and 2002 for the Company, segregating the parent company issuer, the combined 100% owned Subsidiary Guarantors, the non-100% owned Subsidiary Guarantor and eliminations, are found below. Separate unaudited financial statements of the non-100% owned Subsidiary Guarantor, Odessa Regional Hospital, LP ("Odessa"), are included as Exhibit 99.1 to the Company's filing on Form 10-Q. On February 1, 2001, Odessa sold 11.2% of its limited partner units, which reduced the Company's ownership accordingly. However, Odessa's guaranty continues to be full and unconditional with respect to the Notes.

                          IASIS HEALTHCARE CORPORATION
                  NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (CONTINUED)



                          IASIS HEALTHCARE CORPORATION
                CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
                                 MARCH 31, 2003
                                 (IN THOUSANDS)


                                                                           SUBSIDIARY GUARANTORS
                                                                           ----------------------
                                                                                            NON-
                                                                 PARENT       100%         100%                 CONDENSED
                                                                 ISSUER       OWNED        OWNED  ELIMINATIONS  CONSOLIDATED
                                                                --------    ---------     ------- ------------  ------------
   ASSETS
Current assets:
   Cash and cash equivalents ...............................    $     --    $   6,362     $    --    $     --     $  6,362
   Accounts receivable, net ................................          --      145,326      10,609          --      155,935
   Inventories .............................................          --       22,262       1,734          --       23,996
   Prepaid expenses and other current assets ...............          --       14,682         311          --       14,993
   Assets held for sale ....................................          --       22,106          --          --       22,106
                                                                --------    ---------     -------    --------     --------
      Total current assets .................................          --      210,738      12,654          --      223,392

  Property and equipment, net ..............................          --      391,894      23,785          --      415,679
Net investment in and advances to subsidiaries .............     868,864     (834,849)      6,853     (40,868)          --
Goodwill ...................................................          --      223,377      28,827          --      252,204
  Other assets, net ........................................      22,755       10,747         957          --       34,459
                                                                --------    ---------     -------    --------     --------
      Total assets .........................................    $891,619    $   1,907     $73,076    $(40,868)    $925,734
                                                                ========    =========     =======    ========     ========

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ........................................    $     --    $  46,409     $ 2,134    $     --     $ 48,543
                                                                --------    ---------     -------    --------     --------
   Salaries and benefits payable ...........................          --       22,652         715          --       23,367
   Accrued interest payable ................................      16,754           --          --          --       16,754
   Medical claims payable ..................................          --       31,146          --          --       31,146
   Accrued expenses and other current liabilities ..........          --       15,634         360          --       15,994
   Current portion of long-term debt and capital lease
      obligations ..........................................       3,500          723         809          --        5,032
                                                                --------    ---------     -------    --------     --------
      Total current liabilities ............................      20,254      116,564       4,018          --      140,836
 Long-term debt and capital lease obligations ..............     575,625        6,121      40,863     (40,868)     581,741
 Other long-term liabilities ...............................          --       25,691          --          --       25,691
 Minority interest .........................................          --        3,490          --          --        3,490
                                                                --------    ---------     -------    --------     --------
         Total liabilities .................................     595,879      151,866      44,881     (40,868)     751,758
 Stockholders' equity ......................................     295,740     (149,959)     28,195          --      173,976
                                                                --------    ---------     -------    --------     --------
   Total liabilities and stockholders' equity ..............    $891,619    $   1,907     $73,076    $(40,868)    $925,734
                                                                ========    =========     =======    ========     ========

                          IASIS HEALTHCARE CORPORATION
                  NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (CONTINUED)



                          IASIS HEALTHCARE CORPORATION
                      CONDENSED CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2002
                                 (IN THOUSANDS)


                                                                              SUBSIDIARY GUARANTORS
                                                                             ----------------------
                                                                                          NON-
                                                                PARENT        100%        100%                      CONDENSED
                                                                ISSUER        OWNED       OWNED      ELIMINATIONS  CONSOLIDATED
                                                                --------    ---------     --------   ------------  -----------
   ASSETS
Current assets:
   Cash and cash equivalents ...............................    $     --    $      --     $     --     $     --     $    --
   Accounts receivable, net ................................          --      145,704        8,748           --      154,452
   Inventories .............................................          --       22,218        1,691           --       23,909
   Prepaid expenses and other current assets ...............          --       14,792          905           --       15,697
   Assets held for sale ....................................          --       22,106           --           --       22,106
                                                                --------    ---------     --------     --------     --------
      Total current assets .................................          --      204,820       11,344           --      216,164

  Property and equipment, net ..............................          --      378,715       23,456           --      402,171
Net investment in and advances to subsidiaries .............     870,372     (833,886)      (3,426)     (33,060)          --
Goodwill ...................................................          --      223,570       28,827           --      252,397
Other assets, net ..........................................      18,006        9,081          664           --       27,751
                                                                --------    ---------     --------     --------     --------
      Total assets .........................................    $888,378    $ (17,700)    $ 60,865     $(33,060)    $898,483
                                                                ========    =========     ========     ========     ========

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ........................................    $     --    $  45,127     $  1,934     $     --     $ 47,061
   Salaries and benefits payable ...........................          --       20,504        1,047           --       21,551
   Accrued interest payable ................................      15,016           --           --           --       15,016
   Medical claims payable ..................................          --       30,262           --           --       30,262
   Accrued expenses and other current liabilities ..........          --       18,824          199           --       19,023
   Current portion of long-term debt and capital lease
      obligations ..........................................      25,307          945          470         (470)      26,252
                                                                --------    ---------     --------     --------     --------
      Total current liabilities ............................      40,323      115,662        3,650         (470)     159,165
 Long-term debt and capital lease obligations ..............     552,539        4,152       32,590      (32,590)     556,691
 Other long-term liabilities ...............................          --       22,347           --           --       22,347
 Minority interest .........................................          --        4,736           --           --        4,736
                                                                --------    ---------     --------     --------     --------
      Total liabilities ....................................     592,862      146,897       36,240      (33,060)     742,939
 Stockholders' equity ......................................     295,516     (164,597)      24,625           --      155,544
                                                                --------    ---------     --------     --------     --------
    Total liabilities and stockholders' equity .............    $888,378    $ (17,700)    $ 60,865     $(33,060)    $898,483
                                                                ========    =========     ========     =========    ========

                          IASIS HEALTHCARE CORPORATION
                  NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (CONTINUED)


                          IASIS HEALTHCARE CORPORATION
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2003 (UNAUDITED)
                                 (IN THOUSANDS)




                                                                   SUBSIDIARY GUARANTORS
                                                                   ---------------------
                                                                       100%     NON-100%                  CONDENSED
                                                     PARENT ISSUER    OWNED      OWNED     ELIMINATIONS  CONSOLIDATED
                                                     -------------    -----      -----     ------------  ------------
Net revenue .......................................    $     --     $254,015    $17,769    $   (348)        $271,436

Costs and expenses:
  Salaries and benefits ...........................          --       88,630      5,523          --           94,153
  Supplies ........................................          --       35,402      2,366          --           37,768
  Other operating expenses ........................          --       75,659      2,630          --           78,289
  Provision for bad debts .........................          --       18,799      1,355          --           20,154
  Interest, net ...................................      12,920          211      1,262      (1,262)          13,131
  Depreciation and amortization ...................         839       11,318        525          --           12,682
  Loss on debt extinguishment .....................       3,900           --         --          --            3,900
  Management fees .................................          --           --        348        (348)              --
  Equity in earnings of affiliates ................     (27,335)          --         --      27,335               --
                                                       --------     --------    -------    --------         --------
    Total costs and expenses ......................      (9,676)     230,019     14,009      25,725          260,077

Earnings (loss) from operations before minority
  interests and income taxes ......................       9,676       23,996      3,760     (26,073)          11,359

Minority interests ................................          --          421         --          --              421
                                                       --------     --------    -------    --------         --------
Earnings (loss) from operations before income taxes       9,676       23,575      3,760     (26,073)          10,938

Income tax expense ................................          --           --         --          --               --
                                                       --------     --------    -------    --------         --------
Net earnings (loss) ...............................    $  9,676     $ 23,575    $ 3,760    $(26,073)        $ 10,938
                                                       ========     ========    =======    ========         ========

                          IASIS HEALTHCARE CORPORATION
                  NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (CONTINUED)


                          IASIS HEALTHCARE CORPORATION
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 (UNAUDITED)
                                 (IN THOUSANDS)



                                                                  SUBSIDIARY GUARANTORS
                                                                  ----------------------
                                                                     100%       NON-100%                CONDENSED
                                                    PARENT ISSUER    OWNED       OWNED   ELIMINATIONS  CONSOLIDATED
                                                    -------------    -----     --------  ------------  ------------
Net revenue .......................................    $     --     $232,582    $12,078    $   (236)    $244,424

Costs and expenses:
  Salaries and benefits ...........................          --       76,361      3,957          --       80,318
  Supplies ........................................          --       33,500      1,205          --       34,705
  Other operating expenses ........................          --       71,613      1,965          --       73,578
  Provision for bad debts .........................          --       16,561      1,030          --       17,591
  Interest, net ...................................      13,831          205      1,083      (1,083)      14,036
  Depreciation and amortization ...................       1,071        9,760        349          --       11,180
  Management fees .................................          --           --        236        (236)          --
  Equity in earnings of affiliates ................     (26,534)          --         --      26,534           --
                                                       --------     --------    -------    --------     --------
    Total costs and expenses ......................     (11,632)     208,000      9,825      25,215      231,408

Earnings (loss) from operations before minority
  interests and income taxes ......................      11,632       24,582      2,253     (25,451)      13,016

Minority interests ................................          --          301         --          --          301
                                                       --------     --------    -------    --------     --------

Earnings (loss) from operations before income taxes      11,632       24,281      2,253     (25,451)      12,715

Income tax expense ................................          --           --         --          --           --
                                                       --------     --------    -------    --------     --------

Net earnings (loss) ...............................    $ 11,632     $ 24,281    $ 2,253    $(25,451)    $ 12,715
                                                       ========     ========    =======    ========     ========

                          IASIS HEALTHCARE CORPORATION
                  NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (CONTINUED)


                          IASIS HEALTHCARE CORPORATION
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2003 (UNAUDITED)
                                 (IN THOUSANDS)



                                                                    SUBSIDIARY GUARANTORS
                                                                    ----------------------
                                                                      100%        NON-100%                       CONDENSED
                                                    PARENT ISSUER     OWNED        OWNED        ELIMINATIONS   CONSOLIDATED
                                                    -------------   ---------    ---------      ------------   ------------

Net revenue ...................................      $     --       $ 492,874       $33,989      $   (662)      $ 526,201

Costs and expenses:
  Salaries and benefits .......................            --         172,113        10,839            --         182,952
  Supplies ....................................            --          68,656         4,795            --          73,451
  Other operating expenses ....................            --         150,527         5,176            --         155,703
  Provision for bad debts .....................            --          37,085         2,780            --          39,865
  Interest, net ...............................        26,166             282         2,517        (2,517)         26,448
  Depreciation and amortization ...............         1,952          22,549         1,032            --          25,533
  Loss on debt extinguishment .................         3,900              --            --            --           3,900
  Management fees .............................            --              --           662          (662)             --
  Equity in earnings of affiliates ............       (47,931)             --            --        47,931              --
                                                     --------       ---------       -------      --------       ---------
     Total costs and expenses .................       (15,913)        451,212        27,801        44,752         507,852

Earnings (loss) from operations before minority
  interests and income taxes ..................        15,913          41,662         6,188       (45,414)         18,349

   Loss (gain) on sale of assets, net .........            --            (780)           --            --            (780)
Minority interests ............................            --             699            --            --             699
                                                     --------       ---------       -------      --------       ---------

Earnings before income taxes ..................        15,913          41,743         6,188       (45,414)         18,430

Income tax expense ............................            --              --            --            --              --
                                                     --------       ---------       -------      --------       ---------

Net earnings (loss) ...........................      $ 15,913       $  41,743       $ 6,188      $(45,414)      $  18,430
                                                     ========       =========       =======      ========       =========

                          IASIS HEALTHCARE CORPORATION
                  NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (CONTINUED)


                          IASIS HEALTHCARE CORPORATION
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
               FOR THE SIX MONTHS ENDED MARCH 31, 2002 (UNAUDITED)
                                 (IN THOUSANDS)



                                                                          SUBSIDIARY GUARANTORS
                                                                          ----------------------
                                                                            100%        NON-100%                    CONDENSED
                                                           PARENT ISSUER   OWNED         OWNED      ELIMINATIONS   CONSOLIDATED
                                                           -------------  ---------     -------     ------------   -------------
Net revenue ...........................................     $     --      $ 442,742      $23,013     $   (450)     $ 465,305

Costs and expenses:
  Salaries and benefits ...............................           --        150,314        7,731           --        158,045
  Supplies ............................................           --         63,696        2,302           --         65,998
  Other operating expenses ............................           --        139,289        3,866           --        143,155
  Provision for bad debts .............................           --         32,389        1,976           --         34,365
  Interest, net .......................................       28,239            300        2,170       (2,170)        28,539
  Depreciation and amortization .......................        2,130         18,843          695           --         21,668
  Management fees .....................................           --             --          450         (450)            --
  Equity in earnings of affiliates ....................      (41,203)            --           --       41,203             --
                                                            --------      ---------      -------     --------      ---------
    Total costs and expenses ..........................      (10,834)       404,831       19,190       38,583        451,770

Earnings (loss) from operations before loss on sale
  of assets, minority interests, income taxes and
  cumulative effect of a change in accounting principle       10,834         37,911        3,823      (39,033)        13,535

Loss on sale of assets, net ...........................           --              7           --           --              7
Minority interests ....................................           --            524           --           --            524
                                                            --------      ---------      -------     --------      ---------

Earnings (loss) before income taxes and cumulative
  effect of a change in accounting principle ..........       10,834         37,380        3,823      (39,033)        13,004

Income tax expense ....................................           --             --           --           --             --
                                                            --------      ---------      -------     --------      ---------

Net earnings (loss) before cumulative effect of a
  change in accounting principle ......................     $ 10,834      $  37,380      $ 3,823     $(39,033)     $  13,004

Cumulative effect of a change in accounting
  principal ...........................................           --        (39,497)          --           --        (39,497)
                                                            --------      ---------      -------     --------      ---------
Net earnings (loss) ...................................     $ 10,834      $  (2,117)     $ 3,823     $(39,033)     $ (26,493)
                                                            ========      =========      =======     ========      =========

                          IASIS HEALTHCARE CORPORATION
                  NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (CONTINUED)


                          IASIS HEALTHCARE CORPORATION
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
               FOR THE SIX MONTHS ENDED MARCH 31, 2003 (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                    SUBSIDIARY GUARANTORS
                                                                                    ---------------------
                                                                                      100%     NON-100%                  CONDENSED
                                                                      PARENT ISSUER   OWNED      OWNED     ELIMINATIONS CONSOLIDATED
                                                                      ------------- ---------  ----------  ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings (loss) .............................................    $  15,913     $ 41,743     $ 6,188     $(45,414)    $  18,430
 Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
      Depreciation and amortization ..............................        1,952       22,549       1,032           --        25,533
      Minority interests .........................................           --          699          --           --           699
      Gain on sale of property and equipment .....................           --         (780)         --           --          (780)
      Loss on debt extinguishment ................................           --        3,900          --           --         3,900
      Equity in earnings of affiliates ...........................      (47,931)          --          --       47,931            --
      Changes in operating assets and liabilities, net
      of the effect of dispositions:
        Accounts receivable ......................................           --          520      (1,860)          --        (1,340)
        Inventories, prepaid expenses and other current assets ...           --       (1,466)        550           --          (916)
        Accounts payable and other accrued liabilities ...........        1,737        4,817          29           --         6,583
                                                                      ---------     --------     -------     --------     ---------
      Net cash provided by (used in) operating activities ........      (28,329)      71,982       5,939        2,517        52,109
                                                                      ---------     --------     -------     --------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property and equipment .............................           --      (36,000)       (520)          --       (36,520)
 Proceeds from sale of property and equipment ....................           --        2,863          --           --         2,863
 Change in other assets ..........................................           --       (1,439)       (293)          --        (1,732)
                                                                      ---------     --------     -------     --------     ---------
      Net cash used in investing activities ......................           --      (34,576)       (813)          --       (35,389)
                                                                      ---------     --------     -------     --------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of common stock ..........................           --            2          --           --             2
 Proceeds from senior bank debt borrowings .......................      454,100           --          --           --       454,100
 Payment of debt and capital leases ..............................     (452,821)        (593)        (36)          --      (453,450)
 Debt financing costs incurred ...................................      (10,600)          --          --           --       (10,600)
 Change in intercompany balances with affiliates, net ............       44,012      (36,805)     (4,690)      (2,517)           --
 Distribution of minority interests ..............................           --          (10)       (400)          --          (410)
                                                                      ---------     --------     -------     --------     ---------
      Net cash provided by (used in) financing activities ........       34,691      (37,406)     (5,126)      (2,517)      (10,358)
                                                                      ---------     --------     -------     --------     ---------
 Net increase in cash and cash equivalents .......................        6,362           --          --           --         6,362
 Cash and cash equivalents at beginning of period ................           --           --          --           --            --
                                                                      ---------     --------     -------     --------     ---------
 Cash and cash equivalents at end of period.......................    $   6,362     $     --     $    --     $     --     $   6,362
                                                                      =========     ========     =======     ========     =========

                          IASIS HEALTHCARE CORPORATION
                  NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (CONTINUED)


                          IASIS HEALTHCARE CORPORATION
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
               FOR THE SIX MONTHS ENDED MARCH 31, 2002 (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                   SUBSIDIARY GUARANTORS
                                                                                   ---------------------
                                                                                    100%     NON-100%                  CONDENSED
                                                                     PARENT ISSUER OWNED      OWNED     ELIMINATIONS  CONSOLIDATED
                                                                     ------------- --------  ---------  ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings (loss) ..............................................    $  10,834   $ (2,117)    $ 3,823     $(39,033)    $ (26,493)
 Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
      Depreciation and amortization ...............................        2,130     18,843         695           --        21,668
      Minority interests ..........................................           --        524          --           --           524
      Cumulative effect of a change in accounting principle .......           --     39,497          --           --        39,497
      Loss on sale of property and equipment ......................           --          7          --           --             7
      Equity in earnings of affiliates ............................      (41,203)        --          --       41,203            --
      Changes in operating assets and liabilities net of disposals:
        Accounts receivable .......................................           --     (6,710)       (203)          --        (6,913)
        Inventories, prepaid expenses and other current assets ....           --     (4,567)       (682)          --        (5,249)
        Accounts payable and other accrued liabilities ............         (652)     7,967        (884)          --         6,431
                                                                       ---------   --------     -------     --------     ---------
      Net cash provided by (used in) operating activities .........      (28,891)    53,444       2,749        2,170        29,472
                                                                       ---------   --------     -------     --------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property and equipment ..............................           --    (10,395)     (5,712)          --       (16,107)
 Purchase of real estate ..........................................           --    (55,338)         --           --       (55,338)
 Proceeds from sale of property and equipment .....................           --        149          --           --           149
 Change in other assets ...........................................           --     (2,578)         --           --        (2,578)
                                                                       ---------   --------     -------     --------     ---------
      Net cash used in investing activities .......................           --    (68,162)     (5,712)          --       (73,874)
                                                                       ---------   --------     -------     --------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of common stock ...........................          222         --          --           --           222
 Proceeds from senior bank debt borrowings ........................      120,300         --          --           --       120,300
 Payment of debt and capital leases ...............................      (79,550)      (123)         --           --       (79,673)
 Change in intercompany balances with affiliates, net .............       (9,734)     8,941       2,963       (2,170)           --
 Debt financing costs incurred ....................................       (2,347)        --          --           --        (2,347)
 Other ............................................................           --       (156)         --           --          (156)
                                                                       ---------   --------     -------     --------     ---------
      Net cash provided by (used in) financing activities .........       28,891      8,662       2,963       (2,170)       38,346
                                                                       ---------   --------     -------     --------     ---------
 Decrease in cash and cash equivalents ............................           --     (6,056)         --           --        (6,056)
 Cash and cash equivalents at beginning of period .................           --      6,056          --           --         6,056
                                                                       ---------   --------     -------     --------     ---------
 Cash and cash equivalents at end of period .......................    $      --   $     --     $    --     $     --     $      --
                                                                       =========   ========     =======     ========     =========

10.      SUBSEQUENT EVENT

         On April 1, 2003, the Company sold limited partnership units in the Company's subsidiary that owns Jordan Valley Hospital to third party investors, including physicians, for a net amount of $1.3 million. The net proceeds of this equity sale will be used to fund a portion of the expansion of the hospital, which is expected to be completed within the next 18 to 24 months. After giving effect to this sale, the Company owns approximately 97.4% of the equity of this subsidiary.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed and consolidated financial statements, the notes to our unaudited condensed and consolidated financial statements and the other financial information appearing elsewhere in this report. Data for the three and six months ended March 31, 2003 and 2002 has been derived from our unaudited condensed and consolidated financial statements.

FORWARD LOOKING STATEMENTS

         Some of the statements we make in this report are forward-looking within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations including, but not limited to, the discussions of our operating and growth strategy (including possible acquisitions and dispositions), financing needs, projections of revenue, income or loss, capital expenditures and future operations. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results in future periods to differ materially from those anticipated in the forward-looking statements. Those risks and uncertainties include, among others, the risks and uncertainties discussed under the caption "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2002. Although we believe that the assumptions underlying the forward-looking statements contained in this report are reasonable, any of these assumptions could prove to be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included in this report, you should not regard the inclusion of such information as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

GENERAL

         We are a leading owner and operator of acute care hospitals that develops and operates networks of medium-sized hospitals in high-growth urban and suburban markets. We operate our hospitals with a strong community focus by offering and developing healthcare services to meet the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans. At March 31, 2003, we owned or leased 14 hospitals with a total of 2,116 beds in service. Our hospitals are located in four regions:

         -        Salt Lake City, Utah;
         -        Phoenix, Arizona;
         -        Tampa-St. Petersburg, Florida; and
         -        three cities in Texas, including San Antonio.

         We also operate three ambulatory surgery centers and a Medicaid managed health plan called Health Choice, serving over 60,900 members in Arizona at March 31, 2003.

         Net revenue is comprised of net patient service revenue and other revenue. Net patient service revenue is reported net of contractual adjustments. The adjustments principally result from differences between the hospitals' established charges and payment rates under Medicare, Medicaid and various managed care plans. Established hospital charges generally have increased at a faster rate than the rate of increase for Medicare and Medicaid payments. The calculation of appropriate payments from the Medicare and Medicaid programs as well as terms governing agreements with other third party payors are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount. Other revenue includes revenue from Health Choice, medical office building rental income and other miscellaneous revenue. Operating expenses consist of salaries and benefits, supplies, other operating expenses and provision for bad debts.

         Our hospitals' net patient service revenue continues to be affected by an increasing proportion of revenue being derived from fixed payment, higher discount sources including Medicare, Medicaid, managed care organizations and others. Fixed payment amounts are often based upon a diagnosis regardless of the cost incurred or the level of services provided. Our net revenue, cash flows and results of operations have been negatively impacted by this reimbursement methodology. We expect patient volumes from Medicare and Medicaid to continue to increase due to the general aging of the population and expansion of state Medicaid programs. The percentage of our net patient service revenue related to Medicare and Medicaid was approximately 39.8% and 39.0% for the six months ended March 31, 2003 and 2002, respectively.

         Our hospitals have historically experienced growth in outpatient volume at a faster rate than the growth in inpatient volume primarily as a result of improvements in technology, pharmacology and clinical practices and hospital payment changes by Medicare and managed care organizations. In response to this shift toward outpatient care, we have reconfigured some of our hospitals to more effectively accommodate outpatient services and restructured existing surgical and diagnostic capacity to permit additional outpatient volume and a greater variety of outpatient services.

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

         Certain states in which we operate have reported budget deficits as a result of increased costs and lower than expected tax collections. Health and human service programs, including Medicaid and similar programs, represent a significant portion of state spending. As a response to these budgetary concerns, certain states have proposed and others may propose decreased funding for these programs. If such funding decreases are approved by the states in which we operate, our operating results and cash flows could be materially reduced.

         Upon renewal of our insurance policies effective October 2002, we experienced a significant increase in premiums paid to insurance carriers, especially for professional and general liability coverage. For 2003, our self-insured retention increased from $2.0 million in 2002 to $5.0 million and the maximum coverage under our insurance has decreased from $100 million to $75 million. The cost of insurance has negatively affected operating results and cash flows throughout the healthcare industry due to pricing pressures on insurers and fewer carriers willing to underwrite professional and general liability insurance. We currently have no information that would lead us to believe that this current trend is temporary in nature, and thus there is no assurance that continued increases in insurance costs will not have a material adverse effect on our future operating results and cash flows.

         The hospital industry continues to experience a shortage of nurses. We have experienced particular difficulty in retaining and recruiting nurses in our Phoenix, Arizona market and certain hospitals in our Texas markets. This shortage is forecasted to continue into the near future. We have begun a comprehensive recruiting and retention plan for nurses that focuses on competitive salaries and benefits as well as employee satisfaction, best practices, tuition assistance, effective training programs and workplace environment. Additionally, we are actively developing programs to recruit qualified nurses from countries outside of the United States. However, should we be unsuccessful in our attempts to maintain nursing coverage adequate for our present and future needs, our future operating results could be adversely impacted.

CRITICAL ACCOUNTING POLICIES

         A summary of our significant accounting policies is disclosed in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended September 30, 2002. Our critical accounting policies are further described under the caption "Critical Accounting Policies" in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended September 30, 2002. There have been no changes in the nature of our critical accounting policies or the application of those policies since September 30, 2002.

SELECTED OPERATING DATA

         The following table sets forth certain unaudited operating data for each of the periods presented.


                                                              THREE MONTHS               SIX MONTHS
                                                            ENDED MARCH 31,             ENDED MARCH 31,
                                                          --------------------       ----------------------
                                                            2003         2002          2003           2002
                                                          -------      -------       -------        -------
       Number of hospitals at end of period                    14           14            14             14
       Licensed beds at end of period                       2,492        2,507         2,492          2,507
       Beds in service at end of period                     2,116        2,085         2,116          2,085
       Average length of stay (days) (1)                     4.56         4.40          4.48           4.29
       Occupancy rates (average beds in service)            51.8%        48.3%         48.5%          44.2%
       Admissions(2)                                       21,650       20,621        41,684         39,179
       Adjusted admissions(3)                              35,299       33,466        69,396         64,531
       Patient days(4)                                     98,677       90,630       186,825        168,122
       Adjusted patient days(3)                           154,458      142,367       297,760        268,782
       Outpatient revenue as percentage of gross
           patient revenue                                  35.8%        36.1%         36.9%          37.5%


---------------------------------
(1) Represents the average number of days that a patient stayed in our hospitals.
(2) Represents the total number of patients admitted to our hospitals for stays in excess of 23 hours. Management and investors use this number as a general measure of inpatient volume.
(3) Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions/patient days by multiplying admissions/patient days by gross patient revenue and then dividing that number by gross inpatient revenue.
(4)  Represents the number of days our beds were occupied over the period.

RESULTS OF OPERATIONS

         The following table presents, for the periods indicated, information expressed as a percentage of net revenue. Such information has been derived from our unaudited condensed and consolidated statements of operations.

                                           THREE MONTHS ENDED MARCH 31,   SIX MONTHS ENDED MARCH 31,
                                           ----------------------------   --------------------------
                                               2003          2002            2003           2002
                                               ----          ----            ----           ----
Net revenue                                   100.0%        100.0%         100.0%         100.0%

Salaries and benefits                          34.7          32.9           34.8           34.0
Supplies                                       13.9          14.2           14.0           14.2
Other operating expenses                       28.9          30.1           29.5           30.7
Provision for bad debts                         7.4           7.2            7.6            7.4
Depreciation and amortization                   4.7           4.6            4.8            4.7
Interest, net                                   4.8           5.7            5.0            6.1
Loss on debt extinguishment                     1.5            --            0.8             --
Loss (gain) on sale of assets, net               --            --           (0.1)            --
Minority interests                              0.1           0.1            0.1            0.1
                                              -----         -----          -----          -----
Earnings before income taxes and
    cumulative effect of a change in
    accounting principle                        4.0           5.2            3.5            2.8
Income tax expense                               --            --             --             --
                                              -----         -----          -----          -----
Net earnings before cumulative
    effect of a change in accounting
    principle                                   4.0           5.2            3.5            2.8
Cumulative effect of a change in
    accounting principle(1)                      --            --             --           (8.5)
                                              -----         -----          -----          -----
Net earnings (loss)                             4.0%          5.2%           3.5%          (5.7)%
                                              =====         =====          =====          =====



(1) Cumulative effect of a change in accounting principle consists of a $39.5 million non-cash transitional impairment charge, related to the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on October 1, 2001.

The following table presents EBITDA for the periods indicated (dollars in millions):

                                                    THREE MONTHS ENDED MARCH 31,
                                       ------------------------------------------------------
                                                 2003                          2002
                                       -----------------------        -----------------------
                                                        % OF                           % OF
                                       AMOUNT         REVENUES         AMOUNT        REVENUES
                                       ------         --------         ------        --------
Net revenue                            $271.4         100.0%           $244.4         100.0%
Salaries and benefits                    94.1          34.7              80.3          32.9
Supplies                                 37.8          13.9              34.7          14.2
Other operating expenses                 78.3          28.9              73.6          30.1
Provision for bad debts                  20.1           7.4              17.6           7.2
                                       ------         -----            ------         -----
EBITDA(a)                              $ 41.1          15.1%           $ 38.2          15.6%
                                       ======         =====            ======         =====

                                                     SIX MONTHS ENDED MARCH 31,
                                       ------------------------------------------------------
                                                 2003                          2002
                                       -----------------------        -----------------------
                                                        % OF                           % OF
                                       AMOUNT         REVENUES         AMOUNT        REVENUES
                                       ------         --------         ------        --------
Net revenue                          $  526.2           100.0%         $  465.3       100.0%
Salaries and benefits                   182.9            34.8             158.0        33.9
Supplies                                 73.5            14.0              66.0        14.2
Other operating expenses                155.7            29.5             143.2        30.8
Provision for bad debts                  39.9             7.6              34.4         7.4
                                       ------         -------          ---------      -----
EBITDA(a)                            $   74.2            14.1%         $   63.7        13.7%
                                       ======         =======          ========       =====



(a) EBITDA represents earnings before interest expense, gain on sale of assets, minority interests, income taxes, depreciation and amortization, loss on debt extinguishment and cumulative effect of a change in accounting principle. Management routinely calculates and communicates EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate hospital performance, allocate resources and measure leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles (GAAP), and the items excluded from EBITDA are significant components in understanding and assessing financial performance. A table reconciling EBITDA to net earnings
     (loss) is included below. EBITDA should not be considered in isolation or as an alternative to net earnings (loss), cash flows generated by operating, investing, or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

         The following table reconciles EBITDA, as presented above, to net earnings (loss) as reflected in our condensed consolidated statements of operations and in accordance with GAAP (in millions):

                                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                                         MARCH 31,               MARCH 31,
                                                    ------------------      --------------------
                                                     2003        2002        2003         2002
                                                    -----       -----       -----        -------
CONSOLIDATED RESULTS:
Net earnings (loss)                                 $10.9       $12.7       $18.4        $(26.4)
Add:
    Income tax expense                                 --          --          --            --
    Interest expense, net                            13.1        14.0        26.5          28.5
    Minority interests                                0.5         0.3         0.7           0.5
    Loss (gain) on sale of assets, net                 --          --        (0.8)           --
    Cumulative effect of a change in
        accounting principle                           --          --          --          39.5
    Depreciation and amortization                    12.7        11.2        25.5          21.6
    Loss on debt extinguishment                       3.9          --         3.9            --
                                                    -----       -----       -----        ------
EBITDA                                              $41.1       $38.2       $74.2        $ 63.7
                                                    =====       =====       =====        ======

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

         Net revenue for the three months ended March 31, 2003 was $271.4 million, an increase of $27.0 million, or 11.0%, from $244.4 million for the same period in 2002. The increase in net revenue was a combination of an increase of $25.5 million in net revenue from hospital operations, which we refer to as our acute care service segment in our financial statements, and an increase of $1.5 million in net revenue from Health Choice.

         Net revenue from our hospital operations for the three months ended March 31, 2003 was $234.2 million, an increase of $25.5 million, or 12.2%, from $208.7 million for the same period in 2002. Our net patient revenue per adjusted patient day increased 5.0% for the three months ended March 31, 2003, compared to the same period in 2002. The increase in net revenue per adjusted patient day was due primarily to increased acuity and price increases in our hospital operations.

         Admissions increased 5.0% from 20,621 for the three months ended March 31, 2002, to 21,650 for the same period in 2003, and patient days increased 8.9% from 90,630 for the three months ended March 31, 2002 to 98,677 for the same period in 2003. Adjusted admissions increased 5.5% from 33,466 for the three months ended March 31, 2002 to 35,299 for the same period in 2003, and adjusted patient days increased 8.5% from 142,367 for the three months ended March 31, 2002 to 154,458 for the same period in 2003. The increase in volume was due primarily to a combination of population growth in our markets, introduction of new technologies and expanded services at our hospitals, and results of our physician recruiting efforts. The average length of stay increased 3.6% from
4.40 days for the three months ended March 31, 2002 to 4.56 days for the same period in 2003. This increase in length of stay was attributable in part to greater acuity, an increase in sub-acute services with expected longer lengths of stay and an increased emphasis on product lines, such as cardiac and bariatric surgical cases, requiring longer lengths of stay.

         Net revenue from Health Choice was $37.3 million for the three months ended March 31, 2003, an increase of $1.6 million, or 4.5%, from $35.7 million for the same period in 2002. Covered lives under this prepaid Medicaid plan increased from 55,719 at March 31, 2002 to 60,933 at March 31, 2003. The increase in covered lives has positively impacted Health Choice's net revenue for the three months ended March 31, 2003 compared to the same period in 2002.

         Operating expenses increased $24.1 million from $206.2 million for the three months ended March 31, 2002 to $230.3 million for the same period in 2003. Operating expenses as a percentage of net revenue were 84.9% for the three months ended March 31, 2003, compared to 84.4% for the same period in 2002.

         Operating expenses from our hospital operations for the three months ended March 31, 2003 were $195.2 million, an increase of $23.0 million, or 13.4%, from $172.2 million for the same period in 2002. This increase was comprised of a $14.6 million increase in operating expenses as a result of volume growth in our markets, along with increases in insurance costs, rent expense, physician recruiting costs, corporate infrastructure and general inflation.

         Operating expenses from our hospital operations as a percentage of net revenue were 83.3% for the three months ended March 31, 2003 compared to 82.5% for the same period in 2002. This increase was due to an increase in salaries and benefits expense and provision for bad debts. Salaries and benefits expense as a percentage of net revenue increased 1.6% from period to period due primarily to increased contract labor resulting from volume growth. Salaries and benefits expense increased by approximately $13.4 million for the three months ended March 31, 2003 compared to the same period in 2002 due primarily to volume growth, general wage inflation and an increase in employee benefits and contract labor. Contract labor, a component of salaries and benefits expense, increased by $3.2 million for the three months ended March 31, 2003 compared to the same period in 2002 due primarily to significant volume growth in certain markets requiring greater utilization of agency nurses and technicians, coupled with increases in the rates charged by the staffing agencies. Benefits expense increased by approximately $2.2 million for the three months ended March 31, 2003 compared to the same period in 2002 due primarily to the increased cost and utilization of healthcare benefits for employees.

         Provision for bad debts as a percentage of net revenue increased 0.2% from period to period due to a slight increase in our self-pay and other payor mix in the three months ended March 31, 2003. Supplies expense as a percentage of net revenue decreased 0.5% from period to period due in part to our group purchasing contract which we entered into in the third quarter of fiscal 2002, which has resulted in better pricing generally and discounts on implants and cardiac devices. The supplies expense improvement was also due to better compliance with the group purchasing contract compared to the prior year, as well as having better inventory systems and processes in place. Other operating expenses as a percentage of net revenue decreased 0.4% from period to period due primarily to the growth in net revenue, offset to an extent by an increase in insurance costs, rent expense and physician recruiting costs. We expect our other operating expenses to continue to be negatively impacted for the remainder of fiscal year 2003 by increases in insurance expense and physician recruiting costs. On an annual basis, insurance costs are currently estimated to increase in the range of $3.6 million to $4.0 million, or 19.9% to 22.1%, over the prior year.

         Operating expenses for Health Choice increased $1.2 million to $35.2 million for the three months ended March 31, 2003 compared to $34.0 million for the same period in 2002. Operating expenses as a percentage of net revenue for Health Choice were 94.4% for the three months ended March 31, 2003 and 95.2% for the same period in 2002. The increase in operating expenses was due primarily to the incremental cost of increased enrollment. Operating expenses as a percentage of net revenue improved primarily as a result of an improvement in the medical loss ratio.

         EBITDA was $41.1 million, or 15.1% of net revenue, for the three months ended March 31, 2003, compared to $38.2 million, or 15.6% of net revenue, for the same period in 2002. EBITDA for hospital operations was $39.0 million, or 16.6% of net revenue, for the three months ended March 31, 2003, compared to $36.5 million, or 17.5% of net revenue, for the same period in 2002. The decline in the EBITDA margin for hospital operations was due primarily to the increase in costs for contract labor, insurance, physician recruitment and corporate infrastructure, as noted above.

         Health Choice, our Medicaid managed health plan, has a significantly lower EBITDA margin than hospital operations. EBITDA for Health Choice was $2.1 million, or 5.6% of net revenue, for the three months ended March 31, 2003, compared to $1.7 million, or 4.8% of net revenue, for the same period in 2002. The 23.5% increase in EBITDA and the increase in EBITDA margin were due to increased enrollment and an improvement in the medical loss ratio, as noted above.

         Depreciation and amortization expense increased $1.5 million from $11.2 million for the three months ended March 31, 2002 to $12.7 million for the same period in 2003. The increase in depreciation and amortization was the result of additions to property and equipment during 2002 and 2003.

         Interest expense decreased $900,000 from $14.0 million for the three months ended March 31, 2002 to $13.1 million for the same period in 2003 due to declines in interest rates during fiscal year 2002 and 2003. Borrowings under our bank credit facility bear interest at variable rates, and the weighted average interest rate of outstanding borrowings under the bank credit facility was approximately 5.6% for the three months ended March 31, 2003 compared to 6.3% for the same period in 2002.

         During the three months ended March 31, 2003, we recorded a loss on debt extinguishment of $3.9 million related to the expensing of unamortized deferred financing costs associated with the refinancing of our bank credit facility, as discussed below.

         We recorded no provision for income taxes for the three months ended March 31, 2003 and 2002 due to the use of deferred tax assets that were previously reserved with a valuation allowance.

SIX MONTHS ENDED MARCH 31, 2003 COMPARED TO SIX MONTHS ENDED MARCH 31, 2002

         Net revenue for the six months ended March 31, 2003 was $526.2 million, an increase of $60.9 million, or 13.1%, from $465.3 million for the same period in 2002. The increase in net revenue was a combination of an increase of $55.6 million in net revenue from hospital operations and an increase of $5.3 million in net revenue from Health Choice.

         Net revenue from our hospital operations for the six months ended March 31, 2003 was $452.0 million, an increase of $55.6 million, or 14.0 %, from $396.4 million for the same period in 2002. Our net patient revenue per adjusted patient day increased 4.3 % for the six months ended March 31, 2003, compared to the same period in

2002. The increase in net revenue per adjusted patient day was due primarily to increased acuity and price increases in our hospital operations.

         Admissions increased 6.4% from 39,179 for the six months ended March 31, 2002 to 41,684 for the same period in 2003, and patient days increased 11.1% from 168,122 for the six months ended March 31, 2002 to 186,825 for the same period in 2003. Adjusted admissions increased 7.5% from 64,531 for the six months ended March 31, 2002, to 69,396 for the same period in 2003, and adjusted patient days increased 10.8% from 268,782 for the six months ended March 31, 2002, to 297,760 for the same period in 2003. The average length of stay resulting from admissions and patient days increased 4.4% from 4.29 days for the six months ended March 31, 2002 to 4.48 days for the same period in 2003. This increase in length of stay was attributable in part to greater acuity, an increase in sub-acute services with expected longer lengths of stay and an increased emphasis on product lines, such as cardiac and bariatric surgical cases, requiring longer lengths of stay during the six months ended March 31, 2003.

         Net revenue from Health Choice was $74.2 million for the six months ended March 31, 2003, an increase of $5.3 million, or 7.7%, from $68.9 million for the same period in 2002. The increase in covered lives, as noted above, has positively impacted Health Choice's net revenue for the six months ended March 31, 2003 compared to the same period in 2002.

         Operating expenses increased $50.4 million from $401.6 million for the six months ended March 31, 2002 to $452.0 million for the same period in 2003. Operating expenses as a percentage of net revenue were 85.9% for the six months ended March 31, 2003, compared to 86.3% for the same period in 2002.

         Operating expenses from our hospital operations for the six months ended March 31, 2003 were $381.7 million, an increase of $46.1 million, or 13.7%, from $335.6 million for the same period in 2002. This increase was comprised of a $36.2 million increase in operating expenses as a result of volume growth in our markets, including increased contract labor utilization, along with increases in insurance costs, rent expense, physician recruiting costs, corporate infrastructure and general inflation.

         Operating expenses from our hospital operations as a percentage of net revenue were 84.4% for the six months ended March 31, 2003 compared to 84.7% for the same period in 2002. This decrease was due to a combination of decreased supplies expense, provision for bad debts and other operating expenses as a percentage of net revenue, offset partially by an increase in salaries and benefits expense as a percentage of net revenue. Salaries and benefits expense as a percentage of net revenue increased 0.6% from period to period due primarily to increased contract labor resulting from volume growth. Salaries and benefits expense increased by approximately $24.2 million for the six months ended March 31, 2003 compared to the same period in 2002 due primarily to volume growth, general wage inflation and an increase in employee benefits and contract labor. Contract labor, a component of salaries and benefits expense, increased by $6.2 million for the six months ended March 31, 2003 compared to the same period in 2002 due primarily to significant volume growth in certain markets requiring greater utilization of agency nurses and technicians, coupled with increases in the rates charged by the staffing agencies. Benefits expense increased by approximately $3.9 million for the six months ended March 31, 2003 compared to the same period in 2002 due primarily to the increased cost and utilization of healthcare benefits for employees.

         Provision for bad debts as a percentage of net revenue was generally unchanged from period to period. Supplies expense as a percentage of net revenue decreased 0.4% from period to period due in part to our new group purchasing contract which we entered into in the third quarter of fiscal 2002, which has resulted in better pricing generally and discounts on implants and cardiac devices. The supplies expense improvement was also due to better compliance with the group purchasing contract compared to the prior year, as well as having better inventory systems and processes in place. Other operating expenses as a percentage of net revenue decreased 0.5% from period to period due primarily to the growth in net revenue, offset to an extent by an increase in insurance costs, rent expense, and physician recruiting costs. We expect our other operating expenses to continue to be negatively impacted for the remainder of fiscal year 2003 by increases in insurance expense. On an annual basis, insurance costs are currently estimated to increase in the range of $3.6 million to $4.0 million, or 19.9% to 22.1%, over the prior year.

         Operating expenses for Health Choice increased $4.3 million to $70.3 million for the six months ended March 31, 2003 compared to $66.0 million for the same period in 2002. Operating expenses as a percentage of net revenue for Health Choice were 94.7% for the six months ended March 31, 2003 and 95.8 % for the same period in

2002. The increase in operating expenses was due to the incremental cost of increased enrollment, while as a percentage of net revenue, operating expenses benefited from a decrease in the medical loss ratio.

         EBITDA was $74.2 million, or 14.1% of net revenue, for the six months ended March 31, 2003, compared to $63.7 million, or 13.7% of net revenue, for the same period in 2002. EBITDA for hospital operations was $70.3 million, or 15.6% of net revenue, for the six months ended March 31, 2003, compared to $60.8 million, or 15.3% of net revenue, for the same period in 2002. The increase in the EBITDA margin for hospital operations was due primarily to increases in volume and net revenue coupled with decreases in supplies and other operating expenses as a percentage of net revenue as noted above, offset by increases in salaries and benefits expense.

         Health Choice, our Medicaid managed health plan, has a significantly lower EBITDA margin than hospital operations. EBITDA for Health Choice was $3.9 million, or 5.3% of net revenue, for the six months ended March 31, 2003, compared to $2.9 million, or 4.2% of net revenue, for the same period in 2002. The 34.5% increase in EBITDA and the increase in EBITDA margin were due to increased enrollment and an improvement in the medical loss ratio, as noted above.

         Depreciation and amortization expense increased $3.8 million from $21.7 million for the six months ended March 31, 2002 to $25.5 million for the same period in 2003. The increase in depreciation and amortization was the result of additions to property and equipment during 2002 and 2003.

         Interest expense decreased $2.1 million from $28.5 million for the six months ended March 31, 2002 to $26.4 million for the same period in 2003 due to declines in interest rates during fiscal year 2002 and 2003. Borrowings under our bank credit facility bear interest at variable rates, and the weighted average interest rate of outstanding borrowings under the bank credit facility was approximately 5.8% for the six months ended March 31, 2003 compared to 6.6% for the same period in 2002.

         During the six months ended March 31, 2003, we recorded a loss on debt extinguishment of $3.9 million related to the expensing of unamortized deferred financing costs associated with the refinancing of our bank credit facility, as discussed below.

         We recorded no provision for income taxes for the six months ended March 31, 2003 and 2002 due to the use of deferred tax assets that were previously reserved with a valuation allowance.

         During the six months ended March 31, 2002, we recorded a $39.5 million cumulative effect of a change in accounting principle, consisting of a non-cash transitional impairment charge, related to the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2003, we had $82.6 million in working capital compared to $57.0 million at September 30, 2002. We generated cash of $52.1 million from operating activities during the six months ended March 31, 2003, compared to $29.5 million during the six months ended March 31, 2002. Net accounts receivable increased from $154.5 million at September 30, 2002 to $155.9 million at March 31, 2003. Excluding third-party settlement receivables, our days of net revenue outstanding at March 31, 2003 were 57 compared to 60 at September 30, 2002.

         Investing activities used $35.4 million during the six months ended March 31, 2003. Capital expenditures for the six months ended March 31, 2003 were approximately $36.5 million. Our growth strategy requires significant capital expenditures during the year ending September 30, 2003 and future years. We have budgeted capital expenditures for the remainder of fiscal 2003 to be approximately $33.5 million to $43.5 million, including $23.3 million of construction costs for the renovation and expansion of certain of our existing facilities and $7.7 million to $12.2 million for new equipment at our facilities. On November 20, 2002, we announced plans to build a new hospital in Jefferson County, Texas to replace our Mid-Jefferson Hospital in Nederland, Texas and Park Place Medical Center in Port Arthur, Texas. We plan to commence construction in the fall of 2003 and open the new facility in the first half of 2005. The total cost to build the new hospital is currently estimated to be approximately $80.0 million. Included in our budgeted capital expenditures are construction and other project related costs for the new hospital of approximately $5 million that we expect to incur during 2003. We plan to finance our proposed capital expenditures, including the construction of the new hospital, with borrowings under our revolving credit facility, cash generated from operations, real estate financing and other capital sources that become available.

         Financing activities used net cash of $10.4 million during the six months ended March 31, 2003. During the six months ended March 31, 2003, we borrowed $91.1 million pursuant to the terms of our bank credit facility, repaid $1.5 million in outstanding borrowings pursuant to the terms of our bank credit facility and capital lease obligations and made voluntary prepayments of $100.5 million pursuant to the terms of our revolving credit facility. In addition, we paid $353.0 million on our previous credit facility and paid $10.6 million in financing costs with the $363.0 million in proceeds received from our new bank credit facility, as discussed below. During the next twelve months, we are required to repay $3.5 million under our new bank credit facility.

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

         On February 7, 2003, we completed the refinancing of our bank credit facility to provide for a new $475.0 million credit facility in the form of a $350.0 million, six year term B loan and $125.0 million, five year revolving credit facility. The loans under the new credit facility accrue interest at variable rates at specified margins above either the agent bank's alternate base rate or its Eurodollar rate. Principal payments on the new term B loan are due in quarterly installments of $875,000 beginning March 31, 2003 until maturity. The new credit facility is also subject to mandatory prepayment under specific circumstances including a portion of excess cash flow and the net proceeds from an initial public offering, asset sales, debt issuances and specified casualty events, each subject to various exceptions. Proceeds from the new credit facility were used to refinance amounts outstanding under our previous credit facility and to fund closing and other transaction related costs of approximately $10.6 million incurred in conjunction with the refinancing. The new credit facility increased our annual capital expenditure limitation to $80.0 million per year. In addition, the new credit facility provides for revisions to certain financial covenants and replaced the fixed charge coverage covenant under our previous credit facility with a senior leverage test. The new $125.0 million revolving credit facility is available for working capital and other general corporate purposes. Consistent with the previous credit facility, the new bank credit facility requires that we comply with various financial ratios and tests and contains covenants limiting our ability to, among other things, incur debt, engage in acquisitions or mergers, sell assets, make investments or capital expenditures, make distributions or stock repurchases and pay dividends. The new bank credit facility includes a 1% prepayment penalty on voluntary prepayments made during the first year on amounts outstanding under the term loan. We were in compliance with all such covenants under the new credit facility as of March 31, 2003. The new bank credit facility is guaranteed by our subsidiaries and these guaranties are secured by a pledge of substantially all of the subsidiaries' assets. Substantially all of our outstanding common stock is pledged for the benefit of our lenders as security for our obligations under the new credit facility.

         On January 15, 2003, Standard and Poor's (1) affirmed our corporate credit rating of "B"; (2) affirmed the credit rating on our 13% senior subordinated notes of "CCC+"; and (3) assigned a "B" credit rating to our new $475.0 million bank credit facility. Additionally, Standard and Poor's revised our outlook to stable from negative. On January 22, 2003, Moody's assigned a rating of "B1" to the $125.0 million revolving credit facility under the new bank credit facility, affirmed its existing rating of "B3" on our 13.0% senior subordinated notes and assigned a "B1" rating to the $350.0 million term loan under the new bank credit facility. Additionally, Moody's revised our outlook to stable from negative. The ratings assigned to the new bank credit facility are consistent with the ratings assigned to the previous bank credit facility.

         At March 31, 2003, $349.1 million was outstanding under our term B loan and no amounts were outstanding under our revolving credit facility. The new revolving credit facility includes a $75.0 million sub-limit for letters of credit that may be issued by us and, at March 31, 2003, we had issued $38.3 million in letters of credit. We also pay a commitment fee equal to 0.5% of the average daily amount available under the new revolving credit facility. At May 15, 2003, we had drawn $2.5 million under our new revolving credit facility and had issued $39.6 million in letters of credit, resulting in remaining availability under the revolving credit facility of $82.9 million. During the three months ended March 31, 2003, we expensed approximately $3.9 million in deferred financing costs associated with the previous credit facility.

         On October 13, 1999, we issued $230.0 million of 13% senior subordinated notes due 2009. On May 25, 2000, we exchanged all of our outstanding 13% senior subordinated notes due 2009 for 13% senior subordinated exchange notes due 2009 that have been registered under the Securities Act of 1933, as amended. The notes are unsecured obligations and are subordinated in right of payment to all of our existing and future senior indebtedness. If a change in control occurs, as defined in the indenture, each holder of the notes will have the right to require us to repurchase all or any part of that holder's notes in cash at 101% of the aggregate principal amount of notes repurchased plus accrued and unpaid interest to the date of purchase. Except with respect to a change of control, we are not required to make mandatory redemption or sinking fund payments with respect to the notes. At March 31, 2003, all of the subsidiaries fully and unconditionally guaranteed the notes on a joint and several basis. The indenture for the notes contains certain covenants, including but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, dividends and our ability to merge or consolidate.

         On August 18, 2000, our subsidiary, Rocky Mountain Medical Center, Inc., filed a Complaint and Motion for Preliminary Injunction in the Third Judicial District Court for Salt Lake County, State of Utah against St. Mark's Hospital. St. Mark's Hospital is owned by HCA Inc. The complaint alleges certain state law violations by St. Mark's Hospital, including exclusionary contracting practices and other conduct constituting, among other things, a group boycott under the Utah Antitrust Act, and seeks unspecified monetary and punitive damages. Both parties filed Motions for Summary Judgment in this case and consolidated oral arguments regarding both parties' motions were held on October 29, 2001. On December 14, 2001, the court denied both parties' motions. On June 25, 2002, the court granted our motion to add HCA Inc. and one of its subsidiaries as defendants. On July 22, 2002, Rocky Mountain Medical Center filed an amended complaint. The amended complaint alleges the same causes of actions as the original complaint and names HCA Inc. and Ogden Regional Medical Center, Inc. as defendants. On February 3, 2003, the action was reassigned to a new judge and, on March 11, 2003, he held a status conference in which he ordered Rocky Mountain Medical Center to certify the case ready for trial no later than September 15, 2003. Discovery is ongoing and we continue to vigorously pursue this litigation. We expect to incur additional fees and costs related to this civil action during the next several fiscal quarters.

         As of March 31, 2003, we provided a performance guaranty in the form of a letter of credit in the amount of $20.6 million for the benefit of the Arizona Health Care Cost Containment System to support our obligations under the Health Choice contract to provide and pay for healthcare services. The amount of the performance guaranty that the Arizona Health Care Cost Containment System requires is based upon the membership in the plan and the related capitation revenue paid to us. Health Choice has entered into a new three year contract with the Arizona Health Care Cost Containment System effective October 1, 2003. The contract provides the Arizona Health Care Cost Containment System with two one year renewal options following the initial term.

         We are a party to certain rent shortfall or master lease agreements with certain non-affiliated entities and an unconsolidated entity, including parent-subsidiary guarantees, in the ordinary course of business. We have not engaged in any transaction or arrangement with an unconsolidated entity that is reasonably likely to materially affect liquidity.

         Based upon our current level of operations and anticipated growth, we believe that cash generated from operations and amounts available under the revolving credit facility will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for the next 12 months. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under our bank credit facility, or otherwise, to enable us to grow our business, service our indebtedness, including the bank credit facility and our senior subordinated exchange notes, or make anticipated capital expenditures. We do not consider the sale of any assets to be necessary to repay our indebtedness or to provide working capital. However, for other reasons, we may sell facilities in the future from time to time. One element of our business strategy is expansion through the acquisition of hospitals in existing and new markets. The completion of acquisitions may result in the incurrence, or assumption by us, of additional indebtedness. We continually assess our capital needs and may seek additional financing, including debt or equity, as considered necessary to fund capital expenditures and potential acquisitions or for other corporate purposes. Our future operating performance, ability to service or refinance the senior subordinated exchange notes and ability to service and extend or refinance the bank credit facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         Please refer to Note 2 of our condensed and consolidated financial statements included elsewhere herein for a discussion of the impact of recently issued accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         During the six months ended March 31, 2003, there were no material changes to our quantitative and qualitative disclosures about the market risk associated with financial instruments as described in our Annual Report on Form 10-K for the year ended September 30, 2002. At March 31, 2003, the fair market value of our outstanding senior subordinated exchange notes was $253.0 million, based upon quoted market prices as of that date.

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

                                     PART II

                                OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         Tenet Healthcare Corporation and its affiliates are defendants in a civil action brought on January 9, 2003 in the U.S. District Court for the Central District of California by the United States for the improper assignment of diagnostic codes and submitting false claims to Medicare. The litigation stems from an investigation by the U.S. Department of Justice, in conjunction with the Office of Inspector General, of certain hospital billings to Medicare for inpatient stays reimbursed pursuant to diagnosis related groups 79 (pneumonia), 415 (operating room procedure for infectious and parasitic diseases), 416 (septicemia) and 475 (respiratory system diagnosis with mechanical ventilator). Although hospitals that we acquired from Tenet are referenced in the complaint, all of the actions complained of occurred prior to December 31, 1998 and thus before we acquired the hospitals. We have informed Tenet that we have no obligation or liability for any of the matters described in the complaint and that we are entitled to indemnification if any damages or relief were to be sought against us in connection with the proceeding.

         On August 18, 2000, our subsidiary, Rocky Mountain Medical Center, Inc., filed a Complaint and Motion for Preliminary Injunction in the Third Judicial District Court for Salt Lake County, State of Utah against St. Mark's Hospital. St. Mark's Hospital is owned by HCA Inc. The complaint alleges certain state law violations by St. Mark's Hospital, including exclusionary contracting practices and other conduct constituting, among other things, a group boycott under the Utah Antitrust Act, and seeks unspecified monetary and punitive damages. Both parties filed Motions for Summary Judgment in this case and consolidated oral arguments regarding both parties' motions were held on October 29, 2001. On December 14, 2001, the court denied both parties' motions. On June 25, 2002, the court granted our motion to add HCA Inc. and one of its subsidiaries as defendants. On July 22, 2002, Rocky Mountain Medical Center filed an amended complaint. The amended complaint alleges the same causes of actions as the original complaint and names HCA Inc. and Ogden Regional Medical Center, Inc. as defendants. On February 3, 2003, the action was reassigned to a new judge and, on March 11, 2003, he held a status conference in which he ordered Rocky Mountain Medical Center to certify the case ready for trial no later than September 15, 2003. Discovery is ongoing and we continue to vigorously pursue this litigation.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On January 1, 2003, we sold 250 shares of our common stock to a former employee pursuant to the exercise of stock options for total consideration of $2,380.00. The shares were issued in a private transaction exempt under Section 4(2) of the Securities Act, which exempts sales of securities that do not involve a public offering.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      List of Exhibits:

                  99.1     Odessa Regional Hospital, LP Financial Statements

         (b)      Reports on Form 8-K:

         On January 13, 2003, the Company filed a Current Report on Form 8-K to report plans to disclose certain preliminary financial information for the fiscal quarter ended December 31, 2002 to prospective lenders and others in conjunction with its efforts to refinance its senior secured credit facility.

         On January 21, 2003, the Company filed a Current Report on Form 8-K to report that it had issued a press release announcing the date of the online web simulcast of its fiscal first quarter 2003 earnings conference call.

         On February 4, 2003, the Company filed a Current Report on Form 8-K to report that it had issued a press release announcing its earnings for the fiscal first quarter ended December 31, 2002.

         On February 11, 2003, the Company filed a Current Report on Form 8-K to report that it had issued a press release announcing the refinancing of its senior bank credit facility.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  IASIS HEALTHCARE CORPORATION


Date:  May 15, 2003               By: /s/ W. Carl Whitmer
                                      ----------------------------------------
                                      W. Carl Whitmer, Chief Financial Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 15, 2003


/s/ David R. White
--------------------------------------
David R. White
Chairman of the Board, President
         and Chief Executive Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 15, 2003


/s/ W. Carl Whitmer
--------------------------------------
W. Carl Whitmer
Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NO.                                   DESCRIPTION
-----------                                   -----------

   99.1           Odessa Regional Hospital, LP Unaudited Financial Statements