Form 10-Q
period 2003-06-30
IASIS HEALTHCARE CORP
filed 2003-08-11
CIK 1073615

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

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
if Changed Since Last Report)

      Indicate by check mark ✓ whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑    NO ☐

      Indicate by check mark ✓ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☑

      As of August 11, 2003, 31,956,113 shares of the Registrant’s Common Stock were outstanding.

PART I. FINANCIAL INFORMATION
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
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EX-10.2 ARIZONA HEALTHCARE CONTRACT
EX-10.3 AMENDMENT TO MESA GENERAL HOSPITAL LEASE
EX-31.1 CEO SECTION 302 CERTIFICATION
EX-31.2 CFO SECTION 302 CERTIFICATION
EX-99.1 ODESSA REGIONAL HOSPITAL FINANCIALS
EX-99.2 JORDAN VALLEY HOSPITAL FINANCIALS

PART I.	FINANCIAL INFORMATION		1
	Item 1.	Financial Statements:
		Condensed and Consolidated Balance Sheets at June 30, 2003 (Unaudited) and September 30, 2002	1
		Condensed and Consolidated Statements of Operations (Unaudited) — Three Months Ended June 30, 2003 and 2002 and Nine Months Ended June 30, 2003 and 2002	2
		Condensed and Consolidated Statements of Cash Flows (Unaudited) — Nine Months Ended June 30, 2003 and 2002	3
		Notes to Unaudited Condensed and Consolidated Financial Statements	4
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
	Item 4.	Controls and Procedures	28
PART II.	OTHER INFORMATION		29
	Item 6.	Exhibits and Reports on Form 8-K	29

i

PART I.

FINANCIAL INFORMATION

Item 1.   Financial Statements

IASIS HEALTHCARE CORPORATION

CONDENSED AND CONSOLIDATED BALANCE SHEETS
(In thousands except share amounts)

	June 30,	September 30,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$74,491	$—
Accounts receivable, net of allowance for doubtful accounts of $42,590 and $34,450, respectively	151,927	154,452
Inventories	23,833	23,909
Prepaid expenses and other current assets	17,010	15,697
Assets held for sale	10,000	22,106

Total current assets	277,261	216,164

Property and equipment, net	429,177	402,171
Goodwill	252,204	252,397
Other assets, net	37,023	27,751

Total assets	$995,665	$898,483

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,377	$47,061
Salaries and benefits payable	22,043	21,551
Accrued interest payable	10,996	15,016
Medical claims payable	30,168	30,262
Other accrued expenses and other current liabilities	17,962	19,023
Current portion of long-term debt and capital lease obligations	5,382	26,252

Total current liabilities	132,928	159,165

Long-term debt and capital lease obligations	658,870	556,691
Other long-term liabilities	24,766	22,347
Minority interest	5,043	4,736

Total liabilities	821,607	742,939
Stockholders’ equity:
Preferred stock – $0.01 par value, authorized 5,000,000 shares; no shares issued and outstanding at June 30, 2003 and September 30, 2002	—	—
Common stock – $0.01 par value, authorized 100,000,000 shares; 31,985,029 and 31,984,779 shares issued at June 30, 2003 and September 30, 2002, respectively, and 31,956,113 and 31,955,863 shares outstanding at June 30, 2003 and September 30, 2002, respectively	320	320
Nonvoting common stock – $0.01 par value, authorized 10,000,000 shares; no shares issued and outstanding at June 30, 2003 and September 30, 2002	—	—
Additional paid-in capital	450,720	450,718
Treasury stock, at cost, 16,306,541 shares at June 30, 2003 and September 30, 2002	(155,300)	(155,300)
Accumulated deficit	(121,682)	(140,194)

Total stockholders’ equity	174,058	155,544

Total liabilities and stockholders’ equity	$995,665	$898,483

IASIS HEALTHCARE CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net revenue	$278,799	$239,898	$805,000	$705,203
Costs and expenses:
Salaries and benefits	94,430	81,057	277,382	239,102
Supplies	38,824	32,617	112,275	98,615
Other operating expenses	84,427	74,093	240,130	217,248
Provision for bad debts	22,225	18,503	62,090	52,868
Interest, net	13,161	13,356	39,609	41,895
Depreciation and amortization	13,284	11,283	38,817	32,951
Loss on debt extinguishment	—	—	3,900	—
Impairment of assets held for sale	11,741	—	11,741	—

Total costs and expenses	278,092	230,909	785,944	682,679

Earnings before loss (gain) on sale of assets, minority interests, income taxes and cumulative effect of a change in accounting principle	707	8,989	19,056	22,524
Loss (gain) on sale of assets, net	192	—	(588)	7
Minority interests	433	235	1,132	759

Earnings before income taxes and cumulative effect of a change in accounting principle	82	8,754	18,512	21,758
Income tax expense	—	—	—	—

Net earnings before cumulative effect of a change in accounting principle	82	8,754	18,512	21,758
Cumulative effect of a change in accounting principle	—	—	—	(39,497)

Net earnings (loss)	$82	$8,754	$18,512	$(17,739)

IASIS HEALTHCARE CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net earnings (loss)	$18,512	$(17,739)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	38,817	32,951
Minority interests	1,132	759
Cumulative effect of a change in accounting principle	—	39,497
Impairment of assets held for sale	11,741	—
(Gain) loss on sale of assets	(588)	7
Loss on debt extinguishment	3,900	—
Changes in operating assets and liabilities, net of disposals:
Accounts receivable	2,668	(7,439)
Inventories, prepaid expenses and other current assets	(3,041)	(4,166)
Accounts payable and other accrued liabilities	(2,261)	(1,652)

Net cash provided by operating activities	70,880	42,218

Cash flows from investing activities:
Purchases of property and equipment	(59,201)	(29,349)
Purchase of real estate	—	(55,338)
Proceeds from sales of assets	3,205	149
Change in other assets	(1,352)	(3,862)

Net cash used in investing activities	(57,348)	(88,400)

Cash flows from financing activities:
Proceeds from issuance of common stock	2	222
Proceeds from debt borrowings	589,600	160,600
Payment of debt and capital leases	(514,976)	(117,916)
Debt financing costs incurred	(14,377)	(2,347)
Distribution of minority interests	(578)	(433)
Proceeds from hospital syndication	1,288	—

Net cash provided by financing activities	60,959	40,126

Increase (decrease) in cash and cash equivalents	74,491	(6,056)
Cash and cash equivalents at beginning of the period	—	6,056

Cash and cash equivalents at end of the period	$74,491	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$44,151	$49,986

Cash paid (refunded) for income taxes, net	$11	$(1,835)

Supplemental schedule of noncash investing and financing activities:
Capital lease obligations incurred to acquire equipment	$6,576	$1,714

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
FINANCIAL STATEMENTS

1.	Basis of Presentation

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

      IASIS operates networks of medium-sized hospitals in high-growth urban and suburban markets. At June 30, 2003, the Company owned or leased 14 hospitals with a total of 2,128 beds in service. The Company’s hospitals are located in four regions:

•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida; and

•	four cities in Texas, including San Antonio.

      The Company also operates three ambulatory surgery centers and a Medicaid managed health plan in Phoenix called Health Choice, serving over 63,000 members at June 30, 2003.

2.	Recently Issued Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“VIEs”), an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). FIN 46 requires certain VIEs to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect this interpretation to have a material effect on its future results of operations or financial position.

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees (“FIN 45”). FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has undertaken in issuing the guarantee. The Company will apply FIN 45 to guarantees, if any, issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company’s consolidated financial position or results of operations.

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

3.	Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following (in thousands):

	June 30,	September 30,
	2003	2002

Bank facilities	$323,750	$347,846
13% Senior subordinated notes	230,000	230,000
8½% Senior subordinated notes	100,000	—
Capital lease obligations and other	10,502	5,097

	664,252	582,943
Less current maturities	5,382	26,252

	$658,870	$556,691

Bank Facilities

      On October 15, 1999, the Company entered into a bank credit facility through which a syndicate of lenders made a total of $455.0 million available in the form of an $80.0 million tranche A term loan, a $250.0 million tranche B term loan and a $125.0 million revolving credit facility (the “1999 credit facility”). Effective October 5, 2001, the Company amended the 1999 credit facility to provide for an additional $30.0 million incremental senior secured term loan on substantially the same terms and conditions as the existing bank credit facility. The new incremental term loan was used solely to fund the purchase on October 15, 2001 of the land and buildings at two facilities in Arizona previously operated under long-term leases.

      On February 7, 2003, the Company completed the refinancing of its bank credit facility to provide for a new $475.0 million credit facility in the form of a $350.0 million, six year term B loan and a $125.0 million, five year revolving credit facility (the “2003 credit facility”). Effective June 6, 2003, the 2003 credit facility was amended to allow for the issuance of the Company’s 8½% senior subordinated notes, as discussed below. Proceeds from the 2003 credit facility were used to refinance amounts outstanding under the 1999 credit facility and to fund closing and other transaction related costs of $10.6 million incurred in connection with the refinancing. The new $125.0 million revolving credit facility is available for working capital and other general corporate purposes. Loans under the 2003 credit facility accrue interest at variable rates at specified margins above either the agent bank’s alternate base rate or its Eurodollar rate. Principal payments on the new term B loan are due in quarterly installments of $875,000 beginning March 31, 2003 until maturity. The 2003 credit facility includes a 1% prepayment penalty on voluntary prepayments made during the first year on amounts outstanding under the term loan. From the net proceeds of the 8½% senior subordinated notes, the Company made a voluntary prepayment on the term B loan of $24.5 million on June 11, 2003, incurring a prepayment penalty of $245,000. The 2003 credit facility is also subject to mandatory prepayment under specific circumstances including a portion of excess cash flow and the net proceeds from an initial public offering, asset sales, debt issuances and specified casualty events, each subject to various exceptions.

      As amended, the 2003 credit facility provides for annual capital expenditure limitations of $80.0 million for the year ended September 30, 2003, $165.0 million for the year ended September 30, 2004 and $70.0 million per year through September 30, 2009. In addition, the 2003 credit facility replaced the fixed charge coverage covenant under the 1999 credit facility with a senior leverage test and provided for revisions to certain other financial covenants. The 2003 credit facility requires that the Company comply with various other financial ratios and tests and contains covenants limiting the Company’s ability to, among other things, incur debt, engage in acquisitions or mergers, sell assets, make investments or capital expenditures, make distributions or stock repurchases and pay dividends.

      The 2003 credit facility is guaranteed by all of the Company’s material subsidiaries (the “Subsidiary Guarantors”) and these guaranties are secured by a pledge of substantially all of the Subsidiary Guarantors’ assets. Substantially all of the Company’s outstanding common stock is pledged for the benefit of the Company’s lenders as security for the Company’s obligations under the 2003 credit facility.

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

      At June 30, 2003, there was $323.8 million outstanding under the six-year term B loan and no amounts outstanding under the revolving credit facility. The new revolving credit facility includes a $75.0 million sub-limit for letters of credit that may be issued. At June 30, 2003, the Company had issued $39.6 million in letters of credit. The loans under the credit facilities accrued interest at variable rates at specified margins above either the agent bank’s alternate base rate or its reserve-adjusted Eurodollar rate. The weighted average interest rate of outstanding borrowings under the credit facilities was approximately 5.8% for the nine months ended June 30, 2003. The Company pays a commitment fee equal to 0.5% of the average daily amount available under the revolving credit facility. In connection with the refinancing, the Company expensed approximately $3.9 million in unamortized deferred financing costs associated with the 1999 credit facility.

13% Senior Subordinated Notes

      On October 13, 1999, the Company issued $230.0 million of 13% senior subordinated notes due 2009. On May 25, 2000, the Company exchanged all of its outstanding 13% senior subordinated notes due 2009 for 13% senior subordinated exchange notes due 2009 that have been registered under the Securities Act of 1933, as amended (the “1999 notes”). Terms and conditions of the exchange offer were as set forth in the registration statement on Form S-4 filed with the Securities and Exchange Commission that became effective on April 17, 2000. The 1999 Notes are unsecured obligations and are subordinated in right of payment to all existing and future senior indebtedness of the Company. Interest on the 1999 notes is payable semi-annually on April 15 and October 15.

      Except with respect to a change of control, the Company is not required to make mandatory redemption or sinking fund payments with respect to the 1999 notes. The Company may redeem the 1999 notes, in whole or in part, at any time from October 15, 2004 to October 14, 2008 at redemption prices ranging from 106.500% to 101.625%, plus accrued and unpaid interest. Thereafter, the Company may redeem the 1999 notes at a 100% redemption price plus accrued and unpaid interest. The 1999 notes are guaranteed, jointly and severally, by the Subsidiary Guarantors. The Company is a holding company with no independent assets or operations apart from its ownership of the Subsidiary Guarantors. At June 30, 2003, all of the Subsidiary Guarantors fully and unconditionally guaranteed the 1999 notes and, with the exception of Odessa Regional Hospital, LP and Jordan Valley Hospital, LP, all were 100% owned by the Company. The indenture for the 1999 Notes contains certain covenants, including but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, dividends and the Company’s ability to merge or consolidate.

8½% Senior Subordinated Notes

      On June 6, 2003, the Company issued $100.0 million of 8½% senior subordinated notes due 2009 (the “2003 notes”). After deducting for the underwriters’ discounts of $2.3 million, the net proceeds from the 2003 notes were used to prepay $24.5 million of the Company’s term B loan and pay approximately $1.5 million in costs associated with the offering. The remaining net proceeds will be used for working capital and general corporate purposes, including capital expenditures. The 2003 notes are unsecured obligations and are subordinated in right of payment to all existing and future senior indebtedness of the Company. Interest on the 2003 notes is payable semi-annually on April 15 and October 15.

      Except with respect to a change of control, the Company is not required to make mandatory redemption or sinking fund payments with respect to the 2003 notes. Subject to certain conditions, at any time prior to June 15, 2006, the Company may on any one or more occasions redeem up to 35.0% of the aggregate principal amount of 2003 notes at a redemption price of 108.5% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net cash proceeds of one or more equity offerings. The Company may redeem the 2003 notes, in whole or in part, at any time from June 15, 2006 to June 14, 2008 at redemption prices ranging from 104.250% to 102.125%, plus accrued and unpaid interest. Thereafter, the Company may redeem the 2003 notes at a 100% redemption price plus accrued and unpaid interest. The 2003 notes are guaranteed, jointly and severally, by the Subsidiary Guarantors, except Health Choice Arizona, Inc. The indenture for the 2003 notes contains certain covenants, including but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, dividends and the Company’s ability to merge or consolidate.

      On July 16, 2003, pursuant to an effective registration statement on Form S-4 filed with the Securities and Exchange Commission, the Company commenced an offer to exchange all of the outstanding 2003 notes for an equal principal amount of 8½% senior subordinated notes due 2009 (the “exchange notes”) that are registered under

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

the Securities Act of 1933, as amended. The terms of the exchange notes are identical to those of the outstanding 2003 notes except that the exchange notes are registered under the Securities Act and will not be subject to restrictions on transfer. The Company is undertaking the exchange offer to satisfy certain obligations under a registration rights agreement entered into by the Company and the initial purchasers of the outstanding 2003 notes. Outstanding 2003 notes that are not tendered in the exchange offer will remain outstanding and retain their rights under the indenture, but they will not retain any rights under the registration rights agreement. The exchange offer and the right to withdraw any outstanding 2003 notes that have been tendered in the exchange offer are scheduled to expire on August 13, 2003, unless extended by the Company. The Company will not receive any additional proceeds from the exchange offer.

4.	Stock Benefit Plans

      The Company, from time to time, grants stock options for a fixed number of common shares to employees. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for employee stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, uses the intrinsic method to value options and recognizes no compensation expense for the stock option grants when the exercise price of the options equals, or is greater than, the market value of the underlying stock on the date of grant.

Pro forma information regarding interim net earnings is required by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, and has been determined as if the Company had accounted for its employee stock options under the fair value method. If the Company had measured compensation cost for the stock options granted under the fair value based method prescribed by SFAS No. 123, the Company’s net earnings (loss) would have been changed to the pro forma amounts set forth below (in thousands):

	Three months ended,		Nine months ended,

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Net earnings (loss), as reported	$82	$8,754	$18,512	$(17,739)
Less: stock-based compensation expense determined under fair value based method	(235)	(230)	(671)	(591)

Pro forma net earnings (loss)	$(153)	$8,524	$17,841	$(18,330)

The effect of applying SFAS No. 123 for providing pro forma disclosure is not likely to be representative of the effect on reported net earnings for future years.

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

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

Professional, General and Workers Compensation Liability Risks

      The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment and personal injuries. To cover these types of claims, the Company maintains general liability and professional liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. Plaintiffs may request punitive or other damages that may not be covered by insurance. The Company currently is not a party to any such proceedings that, in the Company’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company expenses an actuarially determined estimate of the costs it expects to incur under the self-insured retention exposure for professional liability claims. As of June 30, 2003 and September 30, 2002, the Company’s professional and general liability accrual for asserted and unasserted claims was approximately $21.0 million and $17.6 million, respectively, which is included within other long-term liabilities in the accompanying condensed and consolidated balance sheets.

      The Company is subject to claims and legal actions in the ordinary course of business relative to workers compensation and other labor and employment matters. To cover these types of claims, the Company maintains workers compensation insurance coverage with a deductible. The Company accrues costs of workers compensation claims based upon estimates derived from its claims experience.

Health Choice

      Health Choice has entered into a capitated contract whereby the plan provides healthcare services in exchange for fixed periodic and supplemental payments from the Arizona Health Care Cost Containment System (“AHCCCS”). These services are provided regardless of the actual costs incurred to provide these services. The Company receives reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds. The Company believes the capitated payments, together with reinsurance and other supplemental payments, are sufficient to pay for the services Health Choice is obligated to deliver. As of June 30, 2003, the Company provided performance guaranties in the form of a letter of credit in the amount of $20.6 million for the benefit of AHCCCS to support its obligations under the Health Choice contract to provide and pay for the healthcare services.

Tax Sharing Agreement

      The Company and some of its subsidiaries are included in JLL Healthcare, LLC’s consolidated group for U.S. federal income tax purposes as well as in some consolidated, combined or unitary groups that include JLL Healthcare, LLC for state, local and foreign income tax purposes. The Company and JLL Healthcare, LLC have entered into a tax sharing agreement that requires the Company to make payments to JLL Healthcare, LLC such that, with respect to tax returns for any taxable period in which the Company or any of its subsidiaries is included in JLL Healthcare, LLC’s consolidated group or any combined group, including JLL Healthcare, LLC, the amount of taxes to be paid by the Company will be determined, subject to some adjustments, as if the Company and each of its subsidiaries included in JLL Healthcare, LLC’s consolidated group or a combined group including JLL Healthcare, LLC filed their own consolidated, combined or unitary tax return.

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

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

Other

      The Company has been advised that its hospital in San Antonio, Texas, Southwest General Hospital, is a subject of an investigation relating to the provision of hyperbaric oxygen therapy services. In a letter dated February 11, 2003, the U.S. Attorney for the Western District of Texas stated that the investigation relates to certain billing practices for these services since 1998. The Company is cooperating with the U.S. Attorney’s office with respect to this investigation. Based on information currently available, the Company believes the investigation relates primarily to the period when Tenet Healthcare Corporation (“Tenet”) owned the hospital. Although the Company is unable to predict the outcome of this investigation, management does not currently believe it will have a material adverse effect on the Company’s business, financial condition or results of operations.

      Tenet and its affiliates are defendants in a civil action brought on January 9, 2003 in the U.S. District Court for the Central District of California by the United States for the improper assignment of diagnostic codes and submitting false claims to Medicare. The litigation stems from an investigation by the U.S. Department of Justice, in conjunction with the Office of Inspector General, of certain hospital billings to Medicare for inpatient stays reimbursed pursuant to diagnosis related groups 79 (pneumonia), 415 (operating room procedure for infectious and parasitic diseases), 416 (septicemia) and 475 (respiratory system diagnosis with mechanical ventilator). Although hospitals that the Company acquired from Tenet are referenced in the complaint, all of the actions complained of occurred prior to December 31, l998 and thus before the hospitals’ acquisition by the Company. The Company has informed Tenet that the Company has no obligation or liability for any of the matters described in the complaint and that the Company is entitled to indemnification if any damages or relief were to be sought against IASIS in connection with the proceeding. Tenet has accepted service of process on behalf of these hospitals and has agreed to indemnify the Company.

      The Company believes it is in material compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that it believes would have a material effect on its financial statements. Compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action, including fines, penalties and exclusion from the Medicare and Medicaid programs.

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

      In the third quarter of fiscal 2001, the Company recorded a pre-tax asset revaluation charge of approximately $2.8 million related to the closure of Rocky Mountain Medical Center and revaluation of net assets in conjunction with their classification as held for sale. During the three months ended June 30, 2003, the Company recorded an impairment charge of $11.7 million on such assets held for sale. The charge was based on the current estimated net proceeds anticipated from the eventual sale of the Rocky Mountain Medical Center real property, assuming the potential purchasers would convert its use to retail. At June 30, 2003, Rocky Mountain Medical Center net assets held for sale consisted of property and equipment and totaled approximately $10.0 million.

      The Company adopted and implemented an exit plan and recorded pre-tax closure charges of approximately $9.1 million in the third quarter of fiscal 2001 with respect to the closure of Rocky Mountain Medical Center. During the nine months ended June 30, 2003, the Company paid a total of $1.6 million in closure costs, which consisted of $800,000 in facility and lease termination costs and $800,000 in other exit costs. At June 30, 2003, accrued closure costs totaled approximately $619,000.

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

8.	Segment Information

      The Company’s acute care hospitals and related healthcare businesses are similar in their activities and the economic environments in which they operate (i.e., urban and suburban markets). Accordingly, the Company’s reportable operating segments consist of (1) acute care hospitals and related healthcare businesses, collectively, and (2) its Medicaid managed health plan, Health Choice, and a related entity (collectively referred to as Health Choice). The following is a financial summary by business segment for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Acute Care Service:
Net revenue before eliminations	$241,874	$206,763	$697,401	$606,054
Revenue between segments	(1,939)	(1,550)	(5,472)	(4,394)

Net Revenue	239,935	205,213	691,929	601,660
Salaries and benefits	92,734	79,678	272,472	235,213
Supplies	38,795	32,529	112,019	98,330
Other operating expenses	49,571	43,092	138,451	122,991
Provision for bad debts	22,225	18,503	62,090	52,868

Adjusted EBITDA	36,610	31,411	106,897	92,258
Loss on debt extinguishment	—	—	3,900	—
Impairment of assets held for sale	11,741	—	11,741	—
Interest expense, net	13,161	13,356	39,609	41,943
Depreciation and amortization	13,259	11,253	38,730	32,865
Loss (gain) on sale of assets, net	192	—	(588)	—

Earnings (loss) before minority interests, income taxes and cumulative effect of a change in accounting principle	(1,743)	6,802	13,505	17,450
Minority interests	433	235	1,132	759

Earnings (loss) before income taxes and cumulative effect of a change in accounting principle	$(2,176)	$6,567	$12,373	$16,691

Segment assets	$992,039	$906,972	$992,039	$906,972

Health Choice:
Capitation premiums and other payments	$38,864	$34,685	$113,071	$103,543
Revenue between segments	—	—	—	—

Net revenue	38,864	34,685	113,071	103,543
Salaries and benefits	1,696	1,379	4,910	3,889
Supplies	29	88	256	285
Other operating expenses	34,856	31,001	101,679	94,264
Provision for bad debts	—	—	—	—

Adjusted EBITDA	2,283	2,217	6,226	5,105
Interest income	—	—	—	(48)
Depreciation and amortization	25	30	87	86

Earnings before minority interests, income taxes and cumulative effect of a change in accounting principle	2,258	2,187	6,139	5,067
Minority interests	—	—	—	—

Earnings before income taxes and cumulative effect of change in accounting principle	$2,258	$2,187	$6,139	$5,067

Segment assets	$3,626	$22,602	$3,626	$22,602

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

9.	Supplemental Condensed Consolidating Financial Information

      The 13% senior subordinated notes described in Note 3 are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s material subsidiaries.

      A summarized condensed consolidating balance sheet at June 30, 2003, condensed consolidating statements of operations for the three months and nine months ended June 30, 2003 and 2002 and condensed consolidating statements of cash flows for the nine months ended June 30, 2003 and 2002 for the Company, segregating the parent company issuer, the combined 100% owned subsidiary guarantors, the non-100% owned subsidiary guarantors and eliminations, are found below. Separate unaudited financial statements of the non-100% owned subsidiary guarantors, Odessa Regional Hospital, LP (“Odessa”) and Jordan Valley Hospital, LP (“Jordan Valley”), are included as Exhibits 99.1 and 99.2, respectively, to the Company’s filing on Form 10-Q. On February 1, 2001, the Company sold 11.2% of its limited partner units in Odessa, which reduced the Company’s ownership of Odessa accordingly. On April 1, 2003, the Company sold 2.6% of its limited partner units in Jordan Valley, which reduced the Company’s ownership of Jordan Valley accordingly. However, each of Odessa and Jordan Valley’s guaranty continues to be full and unconditional with respect to the notes.

IASIS Healthcare Corporation
Condensed Consolidating Balance Sheet (unaudited)
June 30, 2003
(in thousands)

		Subsidiary Guarantors

			Odessa	Jordan Valley
	Parent	100%	Non-100%	Non-100%		Condensed
	Issuer	Owned	Owned	Owned	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$74,491	$—	$—	$—	$74,491
Accounts receivable, net	—	135,683	9,238	7,006	—	151,927
Inventories	—	21,266	1,448	1,119	—	23,833
Prepaid expenses and other current assets	—	16,027	625	358	—	17,010
Assets held for sale	—	10,000	—	—	—	10,000

Total current assets	—	257,467	11,311	8,483	—	277,261
Property and equipment, net	—	372,010	23,782	33,385	—	429,177
Net investment in and advances to subsidiaries	934,776	(877,453)	8,930	7,076	(73,329)	—
Goodwill	—	214,452	28,827	8,925	—	252,204
Other assets, net	25,710	9,175	988	1,150	—	37,023

Total assets	$960,486	$(24,349)	$73,838	$59,019	$(73,329)	$995,665

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$42,257	$1,955	$2,165	$—	$46,377
Salaries and benefits payable	—	19,862	1,082	1,099	—	22,043
Accrued interest payable	10,996	—	—	—	—	10,996
Medical claims payable	—	30,168	—	—	—	30,168
Other accrued expenses and other current liabilities	—	17,380	331	251	—	17,962
Current portion of long-term debt and capital lease obligations	3,500	116	831	935	—	5,382

Total current liabilities	14,496	109,783	4,199	4,450	—	132,928
Long-term debt and capital lease obligations, net of current portion	650,250	8,620	40,646	32,683	(73,329)	658,870
Other long-term liabilities	—	24,766	—	—	—	24,766
Minority interest	—	5,043	—	—	—	5,043

Total liabilities	664,746	148,212	44,845	37,133	(73,329)	821,607
Stockholders’ equity	295,740	(172,561)	28,993	21,886	—	174,058

Total liabilities and stockholders’ equity	$960,486	$(24,349)	$73,838	$59,019	$(73,329)	$995,665

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

IASIS Healthcare Corporation
Condensed Consolidating Statement of Operations
for the Three Months Ended June 30, 2003 (unaudited)
(in thousands)

		Subsidiary Guarantors

			Odessa	Jordan Valley
	Parent	100%	Non-100%	Non-100%		Condensed
	Issuer	Owned	Owned	Owned	Eliminations	Consolidated

Net revenue	$—	$248,027	$17,209	$13,563	$—	$278,799
Costs and expenses:
Salaries and benefits	—	84,789	5,282	4,359	—	94,430
Supplies	—	34,874	2,327	1,623	—	38,824
Other operating expenses	—	79,640	2,431	2,356	—	84,427
Provision for bad debts	—	19,468	1,754	1,003	—	22,225
Interest, net	13,172	(11)	1,259	1,490	(2,749)	13,161
Depreciation and amortization	822	11,123	535	804	—	13,284
Impairment of assets held for sale	—	11,741	—	—	—	11,741
Management fees	—		357	618	(975)	—
Equity in earnings of affiliates	(10,352)	—	—	—	10,352	—

Total costs and expenses	3,642	241,624	13,945	12,253	6,628	278,092

Earnings (loss) before minority interests and income taxes	(3,642)	6,403	3,264	1,310	(6,628)	707
Loss (gain) on sale of assets, net	—	192	—	—	—	192
Minority interests	—	433	—	—	—	433

Earnings (loss) before income taxes	(3,642)	5,778	3,264	1,310	(6,628)	82
Income tax expense	—	—	—	—	—	—

Net earnings (loss)	$(3,642)	$5,778	$3,264	$1,310	$(6,628)	$82

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

IASIS Healthcare Corporation
Condensed Consolidating Statement of Operations
for the Three Months Ended June 30, 2002 (unaudited)
(in thousands)

		Subsidiary Guarantors

			Odessa
	Parent	100%	Non-100%		Condensed
	Issuer	Owned	Owned	Eliminations	Consolidated

Net revenue	$—	$227,693	$12,448	$(243)	$239,898
Costs and expenses:
Salaries and benefits	—	76,534	4,523	—	81,057
Supplies	—	31,289	1,328	—	32,617
Other operating expenses	—	71,979	2,114	—	74,093
Provision for bad debts	—	17,323	1,180	—	18,503
Interest, net	13,680	159	598	(1,081)	13,356
Depreciation and amortization	1,083	9,848	352	—	11,283
Management fees	—	—	243	(243)	—
Equity in earnings of affiliates	(22,436)	—	—	22,436	—

Total costs and expenses	(7,673)	207,132	10,338	21,112	230,909

Earnings (loss) from operations before minority interests and income taxes	7,673	20,561	2,110	(21,355)	8,989
Minority interests	—	235	—	—	235

Earnings (loss) from operations before income taxes	7,673	20,326	2,110	(21,355)	8,754
Income tax expense	—	—	—	—	—

Net earnings (loss)	$7,673	$20,326	$2,110	$(21,355)	$8,754

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

IASIS Healthcare Corporation
Condensed Consolidating Statement of Operations
for the Nine Months Ended June 30, 2003 (unaudited)
(in thousands)

		Subsidiary Guarantors

			Odessa	Jordan Valley
	Parent	100%	Non-100%	Non-100%		Condensed
	Issuer	Owned	Owned	Owned	Eliminations	Consolidated

Net revenue	$—	$740,238	$51,199	$13,563	$—	$805,000
Costs and expenses:
Salaries and benefits	—	256,902	16,121	4,359	—	277,382
Supplies	—	103,530	7,122	1,623	—	112,275
Other operating expenses	—	230,167	7,607	2,356	—	240,130
Provision for bad debts	—	56,553	4,534	1,003	—	62,090
Interest, net	39,627	(18)	3,775	1,490	(5,265)	39,609
Depreciation and amortization	2,775	33,671	1,567	804	—	38,817
Loss on debt extinguishment	3,900	—	—	—	—	3,900
Impairment of assets held for sale	—	11,741	—	—	—	11,741
Management fees	—	—	1,019	618	(1,637)	—
Equity in earnings of affiliates	(57,912)	—	—	—	57,912	—

Total costs and expenses	(11,610)	692,546	41,745	12,253	51,010	785,944

Earnings (loss) before minority interests and income taxes	11,610	47,692	9,454	1,310	(51,010)	19,056
Loss (gain) on sale of assets, net	—	(588)	—	—	—	(588)
Minority interests	—	1,132	—	—	—	1,132

Earnings (loss) before income taxes	11,610	47,148	9,454	1,310	(51,010)	18,512
Income tax expense	—	—	—	—	—	—

Net earnings (loss)	$11,610	$47,148	$9,454	$1,310	$(51,010)	$18,512

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

IASIS Healthcare Corporation
Condensed Consolidating Statement of Operations
for the Nine Months Ended June 30, 2002 (unaudited)
(in thousands)

		Subsidiary Guarantors

			Odessa
	Parent	100%	Non-100%		Condensed
	Issuer	Owned	Owned	Eliminations	Consolidated

Net revenue	$—	$670,435	$35,461	$(693)	$705,203
Costs and expenses:
Salaries and benefits	—	226,848	12,254	—	239,102
Supplies	—	94,985	3,630	—	98,615
Other operating expenses	—	211,268	5,980	—	217,248
Provision for bad debts	—	49,712	3,156	—	52,868
Interest, net	41,919	459	2,768	(3,251)	41,895
Depreciation and amortization	3,213	28,691	1,047	—	32,951
Management fees	—	—	693	(693)	—
Equity in earnings of affiliates	(24,142)	—	—	24,142	—

Total costs and expenses	20,990	611,963	29,528	20,198	682,679

Earnings (loss) from operations before minority interests, income taxes and cumulative effect of a change in accounting principle	(20,990)	58,472	5,933	(20,891)	22,524
Loss on sale of assets, net	—	7	—	—	7
Minority interests	—	759	—	—	759

Earnings (loss) from operations before income taxes and cumulative effect of a change in accounting principle	(20,990)	57,706	5,933	(20,891)	21,758
Income tax expense	—	—	—	—	—

Net earnings (loss)	(20,990)	57,706	5,933	(20,891)	21,758

Cumulative effect of a change in accounting principle	—	(39,497)	—	—	(39,497)

Net earnings (loss)	(20,990)	18,209	5,933	(20,891)	(17,739)

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

IASIS Healthcare Corporation
Condensed Consolidating Statement of Cash Flows
for the Nine Months Ended June 30, 2003 (unaudited)
(in thousands)

		Subsidiary Guarantors

			Odessa	Jordan Valley
	Parent	100%	Non-100%	Non-100%		Condensed
	Issuer	Owned	Owned	Owned	Eliminations	Consolidated

Cash flows from operating activities
Net earnings (loss)	$11,610	$47,148	$9,454	$1,310	$(51,010)	$18,512
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,775	33,671	1,567	804	—	38,817
Minority interests	—	1,132	—	—	—	1,132
Impairment of assets held for sale	—	11,741	—	—	—	11,741
Gain on sale of property and equipment	—	(588)	—	—	—	(588)
Loss on debt extinguishment	—	3,900	—	—	—	3,900
Equity in earnings of affiliates	(57,912)	—	—	—	57,912	—
Changes in operating assets and liabilities:
Accounts receivable	—	2,847	(489)	310	—	2,668
Inventories, prepaid expenses and other current assets	—	(3,547)	522	(16)	—	(3,041)
Accounts payable and other accrued liabilities	(4,021)	1,051	188	521	—	(2,261)

Net cash provided by (used in) operating activities	(47,548)	97,355	11,242	2,929	6,902	70,880

Cash flows from investing activities
Purchases of property and equipment	—	(56,643)	(1,053)	(1,505)	—	(59,201)
Proceeds from sale of property and equipment	—	3,205	—	—	—	3,205
Change in other assets	—	(1,194)	(276)	118	—	(1,352)

Net cash used in investing activities	—	(54,632)	(1,329)	(1,387)	—	(57,348)

Cash flows from financing activities
Proceeds from issuance of common stock	—	2	—	—	—	2
Proceeds from debt borrowings	589,600	—	—	—	—	589,600
Payment of debt and capital leases	(513,696)	(1,126)	(73)	(81)	—	(514,976)
Debt financing costs incurred	(14,377)	—	—	—	—	(14,377)
Distribution of minority interests	—	(10)	(568)	—	—	(578)
Proceeds from hospital syndication	—	—	—	1,288	—	1,288
Change in intercompany balances with affiliates, net	60,512	(41,589)	(9,272)	(2,749)	(6,902)	—

Net cash provided by (used in) financing activities	122,039	(42,723)	(9,913)	(1,542)	(6,902)	60,959

Increase in cash and cash equivalents	74,491	—	—	—	—	74,491
Cash and cash equivalents at beginning of period	—	—	—	—	—	—

Cash and cash equivalents at end of period	$74,491	$—	$—	$—	$—	$74,491

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

IASIS Healthcare Corporation
Condensed Consolidating Statement of Cash Flows
for the Nine Months Ended June 30, 2002 (unaudited)
(in thousands)

		Subsidiary Guarantors

	Parent	100%	Non-100%		Condensed
	Issuer	Owned	Owned	Eliminations	Consolidated

Cash flows from operating activities
Net earnings (loss)	$(20,990)	$18,209	$5,933	$(20,891)	$(17,739)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,213	28,691	1,047	—	32,951
Minority interests	—	759	—	—	759
Loss on sale of property and equipment	—	7	—	—	7
Cumulative effect of a change in accounting principle	—	39,497	—	—	39,497
Equity in earnings of affiliates	(24,142)	—	—	24,142	—
Changes in operating assets and liabilities:
Accounts receivable	—	(6,607)	(832)	—	(7,439)
Inventories, prepaid expenses and other current assets	—	(3,355)	(811)	—	(4,166)
Accounts payable and other accrued liabilities	(7,989)	6,932	(595)	—	(1,652)

Net cash provided by (used in) operating activities	(49,908)	84,133	4,742	3,251	42,218

Cash flows from investing activities
Purchases of property and equipment	—	(76,787)	(7,900)	—	(84,687)
Proceeds from sale of property and equipment	—	149	—	—	149
Change in other assets	—	(3,833)	(29)	—	(3,862)

Net cash used in investing activities	—	(80,471)	(7,929)	—	(88,400)

Cash flows from financing activities
Proceeds from issuance of common stock	222	—	—	—	222
Proceeds from debt borrowings	160,600	—	—	—	160,600
Payment of debt and capital leases	(117,725)	(191)	—	—	(117,916)
Change in intercompany balances with affiliates, net	9,158	(9,346)	3,439	(3,251)	—
Debt financing costs incurred	(2,347)	—	—	—	(2,347)
Other	—	(181)	(252)	—	(433)

Net cash provided by (used in) financing activities	49,908	(9,718)	3,187	(3,251)	40,126

Decrease in cash and cash equivalents	—	(6,056)	—	—	(6,056)
Cash and cash equivalents at beginning of period	—	6,056	—	—	6,056

Cash and cash equivalents at end of period	$—	$—	$—	$—	$—

10.	Subsequent Event

      On August 1, 2003, the Company sold limited partnership units in Southeast Texas Hospital, LP, the Company’s subsidiary that owns Park Place Medical Center and Mid Jefferson Hospital to third party investors, including physicians, for net proceeds of approximately $5.0 million. The net proceeds of this equity sale will be used to fund a portion of the construction of a new hospital in Port Arthur, Texas which is expected to open in the first half of 2005. After giving effect to this sale, the Company owns approximately 89% of the equity of this subsidiary.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed and consolidated financial statements, the notes to our unaudited condensed and consolidated financial statements and the other financial information appearing elsewhere in this report. Data for the three months and nine months ended June 30, 2003 and 2002 has been derived from our unaudited condensed and consolidated financial statements.

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

General

      We are a leading owner and operator of acute care hospitals that develops and operates networks of medium-sized hospitals in high-growth urban and suburban markets. We operate our hospitals with a strong community focus by offering and developing healthcare services to meet the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans. At June 30, 2003, we owned or leased 14 hospitals with a total of 2,128 beds in service. Our hospitals are located in four regions:

•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida; and

•	four cities in Texas, including San Antonio.

      We also operate three ambulatory surgery centers and a Medicaid managed health plan called Health Choice, serving over 63,000 members in Arizona at June 30, 2003.

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

      Our hospitals’ net patient service revenue continues to be affected by an increasing proportion of revenue being derived from fixed payment, higher discount sources including Medicare, Medicaid, managed care organizations and others. Fixed payment amounts are often based upon a diagnosis regardless of the cost incurred or the level of services provided. Our net revenue, cash flows and results of operations have been negatively impacted by this reimbursement methodology. We expect patient volumes from Medicare to continue to increase due to the general aging of the population. The percentage of our net patient service revenue related to Medicare and Medicaid was approximately 40.3% and 38.9% for the nine months ended June 30, 2003 and 2002, respectively.

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

      Upon renewal of our insurance policies effective October 2002, we experienced a significant increase in premiums paid to insurance carriers, especially for professional and general liability coverage. For 2003, our per claim self-insured retention increased from $2.0 million in 2002 to $5.0 million and the maximum coverage under our insurance has decreased from $100 million to $75 million. The cost of insurance has negatively affected operating results and cash flows throughout the healthcare industry due to pricing pressures on insurers and fewer carriers willing to underwrite professional and general liability insurance. We currently have no information that would lead us to believe that this current trend is temporary in nature, and thus there is no assurance that continued increases in insurance costs will not have a material adverse effect on our future operating results and cash flows.

      The hospital industry continues to experience a shortage of nurses. We have experienced particular difficulty in retaining and recruiting nurses in our Phoenix, Arizona market and certain hospitals in our Texas markets. This shortage is forecasted to continue into the near future. We have begun a comprehensive recruiting and retention plan for nurses that focuses on competitive salaries and benefits as well as employee satisfaction, best practices, tuition assistance, effective training programs and workplace environment. Additionally, we are actively developing programs to recruit qualified nurses from countries outside of the United States. However, should we be unsuccessful in our attempts to maintain nursing coverage adequate for our present and future needs, our future operating results could be adversely affected.

Critical Accounting Policies

      A summary of our significant accounting policies is disclosed in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2002. Our critical accounting policies are further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended September 30, 2002. There have been no changes in the nature of our critical accounting policies or the application of those policies since September 30, 2002.

Selected Operating Data

      The following table sets forth certain unaudited operating data for each of the periods presented.

	Three Months		Nine Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Number of hospitals at end of period	14	14	14	14
Licensed beds at end of period	2,502	2,520	2,502	2,520
Beds in service at end of period	2,128	2,096	2,128	2,096
Average length of stay (days) (1)	4.48	4.29	4.48	4.29
Occupancy rates (average beds in service)	48.0%	43.4%	48.3%	43.7%
Admissions(2)	20,749	19,271	62,433	58,450
Adjusted admissions(3)	34,538	33,625	103,935	98,156
Patient days(4)	92,955	82,686	279,780	250,808
Adjusted patient days(3)	147,967	138,513	445,728	407,295
Outpatient revenue as a percentage of gross patient revenue	36.8%	40.0%	36.8%	38.4%

(1)	Represents the average number of days that a patient stayed in our hospitals.

(2)	Represents the total number of patients admitted to our hospitals’ inpatient units. Management and investors use this number as a general measure of inpatient volume.

(3)	Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions/patient days by multiplying admissions/patient days by gross patient revenue and then dividing that number by gross inpatient revenue.

(4)	Represents the number of days our beds were occupied by inpatients over the period.

Results of Operations

      The following table presents, for the periods indicated, information expressed as a percentage of net revenue. Such information has been derived from our unaudited condensed and consolidated statements of operations.

	Three Months Ended June 30,		Nine Months Ended June 30,

	2003	2002	2003	2002

Net revenue	100.0%	100.0%	100.0%	100.0%
Salaries and benefits	33.9	33.8	34.5	33.9
Supplies	13.9	13.6	13.9	14.0
Other operating expenses	30.3	30.9	29.8	30.8
Provision for bad debts	8.0	7.7	7.7	7.5
Depreciation and amortization	4.7	4.7	4.8	4.7
Interest, net	4.7	5.6	4.9	5.9
Loss on debt extinguishment	—	—	0.5	—
Impairment of assets held for sale	4.2	—	1.5	—
Loss (gain) on sale of assets, net	0.1	—	(0.1)	—
Minority interests	0.2	0.1	0.2	0.1

Net earnings before income taxes and cumulative effect of a change in accounting principle	—	3.6	2.3	3.1
Income tax expense	—	—	—	—

Net earnings before cumulative effect of a change in accounting principle	—	3.6	2.3	3.1
Cumulative effect of a change in accounting principle (1)	—	—	—	(5.6)

Net earnings (loss)	—%	3.6%	2.3%	(2.5)%

(1)       Cumulative effect of a change in accounting principle consists of a $39.5 million non-cash transitional impairment charge, related to the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on October 1, 2001.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

      Net revenue for the three months ended June 30, 2003 was $278.8 million, an increase of $38.9 million, or 16.2%, from $239.9 million for the same period in 2002. The increase in net revenue was due to an increase of $34.7 million in net revenue from hospital operations, which we refer to as our acute care service segment in our financial statements, and an increase of $4.2 million in net revenue from Health Choice.

      Net revenue from our hospital operations for the three months ended June 30, 2003 was $239.9 million, up $34.7 million, or 16.9%, from $205.2 million for the same period in 2002. Our net patient revenue per adjusted admission increased 13.6% for the three months ended June 30, 2003, compared to the same period in 2002. The increase in net revenue per adjusted admission was due primarily to price increases in our hospital operations, along with increased acuity from growth in cardiac and inpatient surgical cases. During the three months ended June 30, 2003, we experienced a higher rate of growth in inpatient volume and revenue as compared to outpatient volume and revenue.

      Admissions increased 7.7% from 19,271 for the three months ended June 30, 2002, to 20,749 for the same period in 2003, and patient days increased 12.4% from 82,686 for the three months ended June 30, 2002 to 92,955 for the same period in 2003. Adjusted admissions increased 2.7% from 33,625 for the three months ended June 30, 2002 to 34,538 for the same period in 2003, and adjusted patient days increased 6.8% from 138,513 for the three months ended June 30, 2002 to 147,967 for the same period in 2003. The average length of stay resulting from admissions and patient days increased 4.4% from 4.29 days for the three months ended June 30, 2002 to 4.48 days for the same period in 2003. This increase in length of stay was attributable in part to greater acuity, an increase in sub-acute care services with expected longer lengths of stay and an increased emphasis on product lines requiring longer lengths of stay.

      Net revenue from Health Choice, our Medicaid managed health plan in Phoenix, Arizona, was $38.9 million for the three months ended June 30, 2003, an increase of $4.2 million, or 12.1%, from $34.7 million for the same period in 2002. Covered lives under this prepaid Medicaid plan have increased 11.7% from 56,558 at June 30, 2002 to 63,180 at June 30, 2003. The increase in covered lives has positively impacted Health Choice’s net revenue for the three months ended June 30, 2003 compared to the same period in 2002.

      Operating expenses increased $33.6 million from $206.3 million for the three months ended June 30, 2002 to $239.9 million for the same period in 2003. Operating expenses as a percentage of net revenue were unchanged at 86.0% for the three months ended June 30, 2003, compared to the same period in 2002.

      Operating expenses from our hospital operations for the three months ended June 30, 2003 were $203.3 million, an increase of $29.5 million from $173.8 million for the same period in 2002. This increase was comprised of an $11.9 million increase in operating expenses due to volume growth in our markets along with increases in insurance costs, rent expense, physician recruiting costs, corporate infrastructure and general inflation. Operating expenses from our hospital operations as a percentage of net revenue were unchanged at 84.7% for the three months ended June 30, 2003 compared to the same period in 2002. Salaries and benefits expense as a percentage of net revenue decreased 0.2% from period to period. Salaries and benefits expense increased by approximately $13.0 million for the three months ended June 30, 2003 compared to the same period in 2002 due primarily to volume growth, general wage inflation and an increase in employee benefits and contract labor. Contract labor, a component of salaries and benefits expense, increased by $2.4 million for the three months ended June 30, 2003 compared to the same period in 2002 due primarily to significant volume growth in certain markets requiring greater utilization of agency nurses and technicians coupled with increases in the rates charged by the staffing agencies. Benefits expense increased by approximately $3.2 million for the three months ended June 30, 2003 compared to the same period in 2002 due primarily to increased cost and utilization of healthcare benefits for employees. Supplies expense as a percentage of net revenue increased 0.4% from period to period primarily as a result of an overall increase in acuity levels which resulted in an increased utilization of higher cost medical supplies such as cardiac implants and certain drugs. Other operating expenses as a percentage of net revenue decreased 0.3% from period to period due primarily to the leveraging of fixed costs through the growth in net revenue, offset to an extent by an increase in insurance costs, rent expense and physician recruiting costs. We expect our other operating expenses to continue to be negatively affected for the remainder of fiscal year 2003 by increases in insurance expense and physician recruiting costs. On an annual basis, insurance costs are currently estimated to increase by approximately $4.0 million, or 25.0%, over the prior year. Provision for bad debts as a percentage of net revenue increased 0.2% from period to period due to growth in emergency room visits and an overall increase in self pay revenue reflecting the continuing trend of increased co-pay and deductibles passed on by employers to employees during 2003.

      Operating expenses for Health Choice increased $4.1 million to $36.6 million for the three months ended June 30, 2003 compared to $32.5 million for the same period in 2002. Operating expenses as a percentage of net revenue for Health Choice were 94.1% for the three months ended June 30, 2003 and 93.6% for the same period in 2002. The increase in operating expenses was due to the incremental cost of increased enrollment. Operating expenses as a percentage of net revenue increased 0.5% from period to period as a result of an increase in administrative expenses, including costs associated with efforts to submit a bid for renewal of our contract with the Arizona Health Care Cost Containment System, or AHCCCS. Health Choice obtained a new three-year contract with AHCCCS effective October 1, 2003.

      Adjusted EBITDA for hospital operations was $36.6 million, or 15.3% of net revenue, for the three months ended June 30, 2003, compared to $31.4 million, or 15.3% of net revenue, for the same period in 2002. Adjusted EBITDA margin for hospital operations was diluted somewhat by increases in costs for contract labor, insurance, physician recruitment and corporate infrastructure, as noted above. Health Choice has a significantly lower adjusted EBITDA margin than hospital operations. Adjusted EBITDA for Health Choice was $2.3 million, or 5.9% of net revenue, for the three months ended June 30, 2003, compared to $2.2 million, or 6.3% of net revenue, for the same period in 2002. The decrease in adjusted EBITDA margin was due to the increase in certain administrative costs, as discussed above. See Note 8 to our unaudited condensed and consolidated financial statements included elsewhere in this report for a reconciliation of adjusted EBITDA to net earnings (loss).

      Depreciation and amortization expense increased $2.0 million from $11.3 million for the three months ended June 30, 2002 to $13.3 million for the same period in 2003. This increase was the result of additional depreciation expense on property and equipment additions during 2002 and 2003.

      Interest expense decreased approximately $200,000 from $13.4 million for the three months ended June 30, 2002 to $13.2 million for the same period in 2003 due to declines in interest rates during fiscal years 2002 and 2003. Borrowings under our bank credit facility bear interest at variable rates, and the weighted average interest rate of outstanding borrowings under the bank credit facility was approximately 5.6% for the three months ended June 30, 2003 compared to 6.3% for the same period in 2002.

      During the three months ended June 30, 2003, we recorded an impairment charge of $11.7 million on assets held for sale. This charge is based on the current estimated net proceeds anticipated from the eventual sale of the Rocky Mountain Medical Center real property. The charge was taken to reflect the fact that we are now considering the sale of the property to potential purchasers who would convert its use to retail.

      We recorded no provision for income taxes for the three months ended June 30, 2003 and 2002 due to the use of deferred tax assets that were previously reserved with a valuation allowance.

Nine Months Ended June 30, 2003 Compared to Nine Months Ended June 30, 2002

      Net revenue for the nine months ended June 30, 2003 was $805.0 million, an increase of $99.8 million, or 14.2%, from $705.2 million for the same period in 2002. The increase in net revenue was a combination of an increase of $90.3 million in net revenue from hospital operations and an increase of $9.5 million in net revenue from Health Choice.

      Net revenue from our hospital operations for the nine months ended June 30, 2003 was $691.9 million, an increase of $90.2 million, or 15.0%, from $601.7 million for the same period in 2002. Our net patient revenue per adjusted admission increased 9.5% for the nine months ended June 30, 2003, compared to the same period in 2002. The increase in net patient revenue per adjusted admission was due primarily to price increases in our hospital operations, along with increased acuity from growth in cardiac and inpatient surgical cases.

      Admissions increased 6.8% from 58,450 for the nine months ended June 30, 2002 to 62,433 for the same period in 2003, and patient days increased 11.6% from 250,808 for the nine months ended June 30, 2002 to 279,780 for the same period in 2003. Adjusted admissions increased 5.9% from 98,156 for the nine months ended June 30, 2002 to 103,935 for the same period in 2003, and adjusted patient days increased 9.4% from 407,295 for the nine months ended June 30, 2002 to 445,728 for the same period in 2003. The average length of stay resulting from admissions and patient days increased 4.4% from 4.29 days for the nine months ended June 30, 2002 to 4.48 days for the same period in 2003. This increase in length of stay was attributable in part to greater acuity, an increase in sub-acute services and other product lines with expected longer lengths of stay.

      Net revenue from Health Choice was $113.1 million for the nine months ended June 30, 2003, an increase of $9.6 million, or 9.3%, from $103.5 million for the same period in 2002. The increase in covered lives, as noted above, has positively impacted Health Choice’s net revenue for the nine months ended June 30, 2003 compared to the same period in 2002.

      Operating expenses increased $84.1 million from $607.8 million for the nine months ended June 30, 2002 to $691.9 million for the same period in 2003. Operating expenses as a percentage of net revenue were 86.0% for the nine months ended June 30, 2003, compared to 86.2% for the same period in 2002.

      Operating expenses from our hospital operations for the nine months ended June 30, 2003 were $585.0 million, an increase of $75.6 million from $509.4 million for the same period in 2002. This increase was comprised of a $48.1 million increase in operating expenses as a result of volume growth in our markets, including increased contract labor utilization, along with increases in insurance costs, rent expense, physician recruiting costs, corporate infrastructure and general inflation. Operating expenses from our hospital operations as a percentage of net revenue were 84.5% for the nine months ended June 30, 2003 compared to 84.7% for the same period in 2002. This decrease was due to a combination of decreased supplies expense and other operating expenses as a percentage of net revenue, offset partially by an increase in salaries and benefits expense and the provision for bad debts as a percentage of net revenue. Salaries and benefits expense increased by approximately $37.3 million, or 0.3% of net revenue, for the nine months ended June 30, 2003 compared to the same period in 2002 due primarily to volume growth, general wage inflation and an increase in employee benefits and contract labor. Contract labor, a component of salaries and benefit expense, increased by $8.6 million for the nine months ended June 30, 2003 compared to the same period in 2002 due primarily to significant volume growth in certain markets requiring greater utilization of agency nurses and technicians, coupled with increases in the rates charged by the staffing agencies. Benefits expense increased by approximately $7.1 million for the nine months ended June 30, 2003 compared to the same period in 2002 due primarily to the increased cost and utilization of healthcare benefits for employees. Supplies expense as a percentage of net revenue decreased 0.1% from period to period due in part to our group purchasing contract which we entered into in the third quarter of fiscal 2002, which has resulted in better pricing generally and discounts on implants and cardiac devices, offset by an overall increase in acuity levels which resulted in an increased utilization of higher cost medical supplies such as cardiac implants and certain drugs. Other operating expenses as a percentage of net revenue decreased 0.4% from period to period due primarily to the leveraging of fixed costs through the growth in net revenue, offset to an extent by an increase in insurance costs, rent expense and physician recruiting costs. We expect our other operating expenses to continue to be negatively impacted for the remainder of fiscal year 2003 by increases in insurance expense. On an annual basis, insurance costs are currently estimated to increase by approximately $4.0 million, or 25.0%, over the prior year. Provision for bad debts as a percentage of net revenue increased 0.2% from period to period due to growth in emergency room visits and an increase in self pay revenue as a result of increased co-pay and deductibles passed on by employers to employees during 2003.

      Operating expenses for Health Choice increased $8.4 million to $106.8 million for the nine months ended June 30, 2003 compared to $98.4 million for the same period in 2002. Operating expenses as a percentage of net revenue for Health Choice were 94.5% for the nine months ended June 30, 2003 and 95.1% for the same period in 2002. The increase in operating expenses was due to the incremental cost of increased enrollment. Operating expenses as a percentage of net revenue improved, reflecting the benefit of spreading fixed administrative costs over a larger enrollment base and an improvement in the medical loss ratio.

      Adjusted EBITDA for hospital operations was $106.9 million, or 15.5% of net revenue, for the nine months ended June 30, 2003, compared to $92.3 million, or 15.3% of net revenue, for the same period in 2002. The increase in the adjusted EBITDA margin for hospital operations was due primarily to increases in volume and net revenue coupled with decreases in supplies and other operating expenses as a percentage of net revenue as noted above, offset by increases in salaries and benefits expense and the provision for bad debts. Health Choice has a significantly lower adjusted EBITDA margin than hospital operations. Adjusted EBITDA for Health Choice was $6.2 million, or 5.5% of net revenue, for the nine months ended June 30, 2003, compared to $5.1 million, or 4.9% of net revenue, for the same period in 2002. The 21.6% increase in adjusted EBITDA and the increase in adjusted EBITDA margin were due to increased enrollment and an improvement in the medical loss ratio, as noted above. See Note 8 to our unaudited condensed and consolidated financial statements included elsewhere in this report for a reconciliation of adjusted EBITDA to net earnings (loss).

      Depreciation and amortization expense increased $5.8 million from $33.0 million for the nine months ended June 30, 2002 to $38.8 million for the same period in 2003. This increase was the result of additional depreciation expense on property and equipment additions during 2002 and 2003.

      Interest expense decreased $2.3 million from $41.9 million for the nine months ended June 30, 2002 to $39.6 million for the same period in 2003 due to declines in interest rates during fiscal years 2002 and 2003. Borrowings under our bank credit facility bear interest at variable rates, and the weighted average interest rate of outstanding borrowings under the bank credit facility was approximately 5.8% for the nine months ended June 30, 2003 compared to 6.5% for the same period in 2002.

      During the nine months ended June 30, 2003, we recorded a loss on debt extinguishment of $3.9 million related to the expensing of unamortized deferred financing costs associated with the refinancing of our bank credit facility, as discussed below. In addition, during the nine months ended June 30, 2003, we recorded an impairment charge of $11.7 million on assets held for sale. This charge is based on the current estimated net proceeds anticipated from the eventual sale of the Rocky Mountain Medical Center real property. The charge was taken to reflect the fact that we are now considering the sale of the property to potential purchasers who would convert its use to retail.

      We recorded no provision for income taxes for the nine months ended June 30, 2003 and 2002 due to the use of deferred tax assets that were previously reserved with a valuation allowance.

      During the nine months ended June 30, 2002, we recorded a $39.5 million cumulative effect of a change in accounting principle, consisting of a non-cash transitional impairment charge, related to the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

Liquidity and Capital Resources

      Our primary sources of liquidity are cash flow provided by our operations and our revolving credit facility. We generated cash of $70.9 million from operating activities during the nine months ended June 30, 2003, compared to $42.2 million during the nine months ended June 30, 2002. Net accounts receivable decreased from $154.5 million at September 30, 2002 to $151.9 million at June 30, 2003. Excluding third-party settlement receivables, our days of net revenue outstanding at June 30, 2003 declined to 55 from 60 at September 30, 2002.

      Investing activities used $57.3 million during the nine months ended June 30, 2003. Capital expenditures for the nine months ended June 30, 2003 were approximately $65.8 million, including $6.6 million in equipment acquired through capital lease obligations. Our growth strategy requires significant capital expenditures during the year ending September 30, 2003 and future years. We have budgeted capital expenditures for the remainder of fiscal 2003 to be approximately $14.0 million, including $11.0 million of construction costs for the renovation and expansion of certain of our existing facilities and $3.0 million for new equipment at our facilities. On November 20, 2002, we announced plans to build a new hospital in Jefferson County, Texas to replace our Mid-Jefferson Hospital in Nederland, Texas and Park Place Medical Center in Port Arthur, Texas. We purchased the land for the new hospital in July 2003 and plan to commence construction in the fall of 2003. We plan to open the new facility in the first half of 2005. The total cost to build the new hospital is currently estimated to be approximately $90.0 million. Included in our budgeted capital expenditures are construction and other project related costs for the new hospital of approximately $5.5 million that we expect to incur during 2003. At June 30, 2003, we had projects under construction with an estimated cost to complete and equip of approximately $95.3 million. We anticipate that these projects will be completed over the next two years. We plan to finance our proposed capital expenditures, including the construction of the new hospital, with net proceeds from the issuance of our 8½% senior subordinated notes, as discussed below, borrowings under our revolving credit facility, cash generated from operations, real estate financing and other capital sources that become available.

      Financing activities provided net cash of $61.0 million during the nine months ended June 30, 2003. During the nine months ended June 30, 2003, we borrowed $126.6 million pursuant to the terms of our revolving credit facility and voluntarily repaid $128.2 million pursuant to the terms of our revolving credit facility. We voluntarily repaid $24.5 million on outstanding term loans under our bank credit facility borrowings and repaid $9.3 million on outstanding term loans pursuant to the terms of our bank credit facility and capital lease obligations. In addition, we paid $353.0 million on our previous credit facility and received proceeds of $363.0 million from our new bank credit facility, as discussed below. We also received gross proceeds of $100.0 million from the issuance of our 8½% senior subordinated notes, as discussed below. We paid $14.4 million in debt financing costs consisting of $10.6 million related to our new bank credit facility and $3.8 million related to the issuance of the 8½% senior subordinated notes. During the next twelve months, we are required to repay $3.5 million under our new bank credit facility.

      On October 15, 1999, we entered into a bank credit facility through which a syndicate of lenders made a total of $455.0 million available in the form of an $80.0 million tranche A term loan, a $250.0 million tranche B term loan and a $125.0 million revolving credit facility. Effective October 5, 2001, we amended the credit facility to provide for an additional $30.0 million incremental senior secured term loan on substantially the same terms and conditions as the existing bank credit facility. The new incremental term loan was used solely to fund the purchase on October 15, 2001 of the land and buildings at two facilities in Arizona previously operated under long-term leases.

      On February 7, 2003, we completed the refinancing of our bank credit facility to provide for a new $475.0 million credit facility in the form of a $350.0 million, six year term B loan and $125.0 million, five year revolving credit facility. Effective June 6, 2003, the new credit facility was amended to allow for the issuance of our 8½% senior subordinated notes, as discussed below. Proceeds from the new credit facility were used to refinance amounts outstanding under the previous credit facility and to fund closing and other transaction related costs of $10.6 million incurred in connection with the refinancing. The new $125.0 million revolving credit facility is available for working capital and other general corporate purposes. Loans under the new credit facility accrue interest at variable rates at specified margins above either the agent bank’s alternate base rate or its Eurodollar rate. Principal payments on the new term B loan are due in quarterly installments of $875,000 beginning March 31, 2003 until maturity. The new credit facility includes a 1% prepayment penalty on voluntary prepayments made during the first year on amounts outstanding under the term loan. From the net proceeds of our 8½% senior subordinated notes, we made a voluntary prepayment on the term B loan of $24.5 million on June 11, 2003, incurring a prepayment penalty of $245,000. In connection with the refinancing of our bank credit facility, we expensed approximately $3.9 million in unamortized deferred financing costs associated with the previous credit facility during the quarter ended March 31, 2003. The new credit facility is also subject to mandatory prepayment under specific circumstances including a portion of excess cash flow and the net proceeds from an initial public offering, asset sales, debt issuances and specified casualty events, each subject to various exceptions.

      As amended, the new credit facility generally provides for annual capital expenditure limitations of $80.0 million for the year ended September 30, 2003, $165.0 million for the year ended September 30, 2004 and $70.0 million per year thereafter through September 30, 2009. In addition, the new credit facility replaced the fixed charge coverage covenant under the previous credit facility with a senior leverage test and provided for revisions to other financial covenants. The new credit facility requires that we comply with various other financial ratios and tests and contains covenants limiting our ability to, among other things, incur debt, engage in acquisitions or mergers, sell assets, make investments or capital expenditures, make distributions or stock repurchases and pay dividends. Covenants under the new credit facility include the following maximum ratios:

June 30,
2003

Actual Total Leverage Ratio	4.05
Maximum Total Leverage Ratio	5.00

Actual Senior Leverage Ratio	1.78
Maximum Senior Leverage Ratio	3.40

Actual Interest Coverage Ratio	2.75
Minimum Interest Coverage Ratio	2.00

      Failure to comply with these ratios would constitute an event of default under the new credit facility, thereby accelerating all amounts outstanding under the term B loan and revolving credit facility, including all accrued interest thereon, as due and payable upon demand by the lenders. In addition, the occurrence of an event of default under the new credit facility would constitute an event of default under the indentures governing our 13% and 8½% senior subordinated notes. Such an event would have material adverse effect on our liquidity and financial condition.

      On January 15, 2003, Standard and Poor’s (1) affirmed our corporate credit rating of “B”; (2) affirmed the credit rating on our 13% senior subordinated notes of “CCC+”; and (3) assigned a “B” credit rating to our new $475.0 million credit facility. Additionally, Standard and Poor’s revised our outlook to stable from negative. On January 22, 2003, Moody’s assigned a rating of “B1” to the $125.0 million revolving credit facility under the new credit facility, affirmed its existing rating of “B3” on our 13% senior subordinated notes and assigned a “B1” rating to the $350.0 million term loan under the new credit facility. Additionally, Moody’s revised our outlook to stable from negative. The ratings assigned to the new credit facility are consistent with the ratings assigned to the previous credit facility. On May 22, 2003, Standard and Poors and Moody’s affirmed the ratings discussed above and assigned ratings of “CCC+” and “B3”, respectively, to the 8½% senior subordinated notes. On August 7, 2003 Standard and Poor’s raised its rating of “CCC+” to “B-” on our 13% and 8½% senior subordinated notes, raised its rating of “B” to “B+” on our $475.0 million credit facility, raised our corporate credit rating from “B” to “B+”, and affirmed our assigned outlook of stable. Our credit facility does not contain provisions that would accelerate the maturity dates of our debt in the event of a downgrade in our credit rating. However, a downgrade in our credit rating could adversely affect our ability to renew our credit facility or obtain access to credit facilities in the future and could increase the cost of those credit facilities.

      At June 30, 2003, $323.8 million was outstanding under our term B loan and no amounts were outstanding under our revolving credit facility. The new revolving credit facility includes a $75.0 million sub-limit for letters of credit that may be issued by us and, at June 30, 2003, we had issued $39.6 million in letters of credit. We also pay a commitment fee equal to 0.5% of the average daily amount available under the new revolving credit facility. At August 11, 2003, we had no amounts under our new revolving credit facility and had issued $39.6 million in letters of credit, resulting in remaining availability under the revolving credit facility of $85.4 million.

      On October 13, 1999, we issued $230.0 million of 13% senior subordinated notes due 2009. On May 25, 2000, we exchanged all of our outstanding 13% senior subordinated notes due 2009 for 13% senior subordinated exchange notes due 2009 that have been registered under the Securities Act of 1933, as amended.

      On June 6, 2003, we issued $100.0 million of 8½% senior subordinated notes due 2009. After deducting underwriters’ discounts of $2.3 million, the net proceeds from the 8½% senior subordinated notes were used to prepay $24.5 million of our term B loan and pay approximately $1.5 million in costs associated with the offering. The remaining net proceeds will be used for working capital and general corporate purposes, including capital expenditures. On July 16, 2003, pursuant to an effective registration statement on Form S-4 filed with the Securities and Exchange Commission, we commenced an offer to exchange all of the outstanding notes for an equal principal amount of 8½% senior subordinated notes due 2009 that are registered under the Securities Act. The terms of the new notes are identical to those of the outstanding notes except that the new notes are registered under the Securities Act and will not be subject to restrictions on transfer. We are undertaking the exchange offer to satisfy our obligations under the registration rights agreement with the initial purchasers of the outstanding notes. Outstanding notes that are not tendered in the exchange offer will remain outstanding and retain their rights under the indenture, but they will not retain any rights under the registration rights agreement. The exchange offer and the right to withdraw any outstanding notes that have been tendered in the exchange offer are scheduled to expire on August 13, 2003, unless extended by us. We will not receive any additional proceeds from the exchange offer.

      Interest on the 13% and 8½% senior subordinated notes is payable semi-annually on April 15 and October 15. The 13% and 8½% senior subordinated notes are unsecured obligations and are subordinated in right of payment to all of our existing and future senior indebtedness. If a change in control occurs, as defined in the indentures, each holder of the 13% and 8½% senior subordinated notes will have the right to require us to repurchase all or any part of that holder’s notes in cash at 101% of the aggregate principal amount of notes repurchased plus accrued and unpaid interest to the date of purchase. Except with respect to a change of control, we are not required to make mandatory redemption or sinking fund payments with respect to the notes. All of our material subsidiaries have fully and unconditionally guaranteed the notes on a joint and several basis, with the exception that Health Choice Arizona, Inc. is not a guarantor of the 8½% senior subordinated notes. The indentures for the notes contain certain covenants, including but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, dividends and our ability to merge or consolidate.

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

      As of June 30, 2003, we provided a performance guaranty in the form of a letter of credit in the amount of $20.6 million for the benefit of AHCCCS to support our obligations under the Health Choice contract to provide and pay for healthcare services. The amount of the performance guaranty that the AHCCCS requires is based upon the membership in the plan and the related capitation revenue paid to us. Health Choice has entered into a new three year contract with the AHCCCS effective October 1, 2003. The contract provides the AHCCCS with two one-year renewal options following the initial term.

      We are a party to certain rent shortfall or master lease agreements with certain non-affiliated entities and an unconsolidated entity, including parent-subsidiary guarantees, in the ordinary course of business. We have not engaged in any transaction or arrangement with an unconsolidated entity that is reasonably likely to materially affect liquidity.

      We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

      Based upon our current level of operations and anticipated growth, we believe that cash generated from operations and amounts available under the revolving credit facility will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for the next 12 months. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under our bank credit facility, or otherwise, to enable us to grow our business, service our indebtedness, including the bank credit facility, our senior subordinated exchange notes and the notes, or make anticipated capital expenditures. We do not consider the sale of any assets to be necessary to repay our indebtedness or to provide working capital. However, for other reasons, we may sell facilities in the future from time to time. One element of our business strategy is expansion through the acquisition of hospitals in existing and new markets. The completion of acquisitions may result in the incurrence, or assumption by us, of additional indebtedness. We continually assess our capital needs and may seek additional financing, including debt or equity, as considered necessary to fund capital expenditures and potential acquisitions or for other corporate purposes. Our future operating performance, ability to service or refinance the 13% and 8½% senior subordinated exchange notes and ability to service and extend or refinance the bank credit facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Recently Issued Accounting Pronouncements

      Please refer to Note 2 of our unaudited condensed and consolidated financial statements included elsewhere in this report for a discussion of the impact of recently issued accounting pronouncements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      During the nine months ended June 30, 2003, there were no material changes to our quantitative and qualitative disclosures about the market risk associated with financial instruments as described in our Annual Report on Form 10-K for the year ended September 30, 2002. At June 30, 2003, the fair market value of our outstanding 13% senior subordinated notes and 8½% senior subordinated notes was approximately $255.3 and $101.0 million, respectively, based upon quoted market prices as of that date.

Item 4.     Controls and Procedures

      Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2003. Based on this evaluation, the principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports.

      There were no changes in our internal control over financial reporting that occurred during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a)	List of Exhibits:

10.1	First Amendment to Credit Agreement dated as of May 21, 2003, by and among IASIS Healthcare Corporation, the Subsidiary Guarantors, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-106612))

10.2	Contract between Arizona Health Care Cost Containment System Administration and Health Choice Arizona, effective as of October 1, 2003

10.3	Amendment to Lease dated April 30, 2003, by and between Sierra Equities, Inc. and Mesa General Hospital, L.P.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.1	Odessa Regional Hospital, LP Financial Statements

99.2	Jordan Valley Hospital, LP Financial Statements

(b)	Reports on Form 8-K:

On April 17, 2003, the Company filed a Current Report on Form 8-K to report that it had issued a press release announcing the date of the online web simulcast of its fiscal second quarter 2003 earnings conference call.

On May 2, 2003, the Company filed a Current Report on Form 8-K to report that it had issued a press release announcing its earnings for the fiscal second quarter ended March 31, 2003.

On May 22, 2003, the Company filed a Current Report on Form 8-K to report that it had issued a press release announcing that it intended to offer, through a private placement, subject to market and other conditions, up to $100.0 million aggregate principal amount of new senior subordinated notes due 2009.

On June 4, 2003, the Company filed a Current Report on Form 8-K to furnish certain summary consolidated financial and other data provided to potential financing sources in connection with a proposed financing to be undertaken by the Company.

On June 6, 2003, the Company issued a press release announcing that it had closed a private placement of $100 million aggregate principal amount of 8½% senior subordinated notes due 2009.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IASIS HEALTHCARE CORPORATION

Date: August 11, 2003	By:	/s/ W. Carl Whitmer

W. Carl Whitmer, Chief Financial Officer

EXHIBIT INDEX

10.1	First Amendment to Credit Agreement dated as of May 21, 2003, by and among IASIS Healthcare Corporation, the Subsidiary Guarantors, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-106612))

10.2	Contract between Arizona Health Care Cost Containment System Administration and Health Choice Arizona, effective as of October 1, 2003

10.3	Amendment to Lease dated April 30, 2003, by and between Sierra Equities, Inc. and Mesa General Hospital, L.P.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.1	Odessa Regional Hospital, LP Financial Statements

99.2	Jordan Valley Hospital, LP Financial Statements