Form 10-Q/A
period 2003-06-30
IASIS HEALTHCARE CORP
filed 2003-08-29
CIK 1073615

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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
SIGNATURES
EX-31.1 SECTION 302 CEO CERTIFICATION
EX-31.2 SECTION 302 CFO CERTIFICATION
EX-32.1 SECTION 906 CEO & CFO CERTIFICATION
EX-99.2 FINANCIAL STATEMENTS

Explanatory Note

     This Amendment No. 1 on Form 10-Q/A to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003 (the “Amendment”) is being filed to reflect the inclusion of financial statements of the predecessor of Jordan Valley Hospital, LP in Exhibit 99.2 and changes in the financial information for Jordan Valley Hospital, LP contained in Note 9 to the unaudited condensed and consolidated financial statements. The Amendment also reflects the inclusion of additional exhibits pursuant to Item 601 of Regulation S-K, as amended by SEC Release No. 33-8238, 34-47986.

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
(in thousands)

		Subsidiary Guarantors

			Odessa	Jordan Valley
	Parent	100%	Non-100%	Non-100%		Condensed
	Issuer	Owned	Owned	Owned	Eliminations	Consolidated

Net revenue	$—	$248,027	$17,209	$13,563	$—	$278,799
Costs and expenses:
Salaries and benefits	—	84,789	5,282	4,359	—	94,430
Supplies	—	34,874	2,327	1,623	—	38,824
Other operating expenses	—	79,640	2,431	2,356	—	84,427
Provision for bad debts	—	19,468	1,754	1,003	—	22,225
Interest, net	13,172	(11)	1,259	780	(2,039)	13,161
Depreciation and amortization	822	11,123	535	804	—	13,284
Impairment of assets held for sale	—	11,741	—	—	—	11,741
Management fees	—		357	271	(628)	—
Equity in earnings of affiliates	(11,409)	—	—	—	11,409	—

Total costs and expenses	2,585	241,624	13,945	11,196	8,742	278,092

Earnings (loss) before minority interests and income taxes	(2,585)	6,403	3,264	2,367	(8,742)	707
Loss (gain) on sale of assets, net	—	192	—	—	—	192
Minority interests	—	433	—	—	—	433

Earnings (loss) before income taxes	(2,585)	5,778	3,264	2,367	(8,742)	82
Income tax expense	—	—	—	—	—	—

Net earnings (loss)	$(2,585)	$5,778	$3,264	$2,367	$(8,742)	$82

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
(in thousands)

		Subsidiary Guarantors

			Odessa	Jordan Valley
	Parent	100%	Non-100%	Non-100%		Condensed
	Issuer	Owned	Owned	Owned	Eliminations	Consolidated

Net revenue	$—	$740,238	$51,199	$13,563	$—	$805,000
Costs and expenses:
Salaries and benefits	—	256,902	16,121	4,359	—	277,382
Supplies	—	103,530	7,122	1,623	—	112,275
Other operating expenses	—	230,167	7,607	2,356	—	240,130
Provision for bad debts	—	56,553	4,534	1,003	—	62,090
Interest, net	39,627	(18)	3,775	780	(4,555)	39,609
Depreciation and amortization	2,775	33,671	1,567	804	—	38,817
Loss on debt extinguishment	3,900	—	—	—	—	3,900
Impairment of assets held for sale	—	11,741	—	—	—	11,741
Management fees	—	—	1,019	271	(1,290)	—
Equity in earnings of affiliates	(58,969)	—	—	—	58,969	—

Total costs and expenses	(12,667)	692,546	41,745	11,196	53,124	785,944

Earnings (loss) before minority interests and income taxes	12,667	47,692	9,454	2,367	(53,124)	19,056
Loss (gain) on sale of assets, net	—	(588)	—	—	—	(588)
Minority interests	—	1,132	—	—	—	1,132

Earnings (loss) before income taxes	12,667	47,148	9,454	2,367	(53,124)	18,512
Income tax expense	—	—	—	—	—	—

Net earnings (loss)	$12,667	$47,148	$9,454	$2,367	$(53,124)	$18,512

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

IASIS Healthcare Corporation
Condensed Consolidating Statement of Operations
for the Nine Months Ended June 30, 2002 (unaudited)
(in thousands)

		Subsidiary Guarantors

			Odessa
	Parent	100%	Non-100%		Condensed
	Issuer	Owned	Owned	Eliminations	Consolidated

Net revenue	$—	$670,435	$35,461	$(693)	$705,203
Costs and expenses:
Salaries and benefits	—	226,848	12,254	—	239,102
Supplies	—	94,985	3,630	—	98,615
Other operating expenses	—	211,268	5,980	—	217,248
Provision for bad debts	—	49,712	3,156	—	52,868
Interest, net	41,919	459	2,768	(3,251)	41,895
Depreciation and amortization	3,213	28,691	1,047	—	32,951
Management fees	—	—	693	(693)	—
Equity in earnings of affiliates	(24,142)	—	—	24,142	—

Total costs and expenses	20,990	611,963	29,528	20,198	682,679

Earnings (loss) from operations before minority interests, income taxes and cumulative effect of a change in accounting principle	(20,990)	58,472	5,933	(20,891)	22,524
Loss on sale of assets, net	—	7	—	—	7
Minority interests	—	759	—	—	759

Earnings (loss) from operations before income taxes and cumulative effect of a change in accounting principle	(20,990)	57,706	5,933	(20,891)	21,758
Income tax expense	—	—	—	—	—

Net earnings (loss)	(20,990)	57,706	5,933	(20,891)	21,758

Cumulative effect of a change in accounting principle	—	(39,497)	—	—	(39,497)

Net earnings (loss)	$(20,990)	$18,209	$5,933	$(20,891)	$(17,739)

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED AND CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

IASIS Healthcare Corporation
Condensed Consolidating Statement of Cash Flows
for the Nine Months Ended June 30, 2003 (unaudited)
(in thousands)

		Subsidiary Guarantors

			Odessa	Jordan Valley
	Parent	100%	Non-100%	Non-100%		Condensed
	Issuer	Owned	Owned	Owned	Eliminations	Consolidated

Cash flows from operating activities
Net earnings (loss)	$12,667	$47,148	$9,454	$2,367	$(53,124)	$18,512
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,775	33,671	1,567	804	—	38,817
Minority interests	—	1,132	—	—	—	1,132
Impairment of assets held for sale	—	11,741	—	—	—	11,741
Gain on sale of property and equipment	—	(588)	—	—	—	(588)
Loss on debt extinguishment	—	3,900	—	—	—	3,900
Equity in earnings of affiliates	(58,969)	—	—	—	58,969	—
Changes in operating assets and liabilities:
Accounts receivable	—	2,847	(489)	310	—	2,668
Inventories, prepaid expenses and other current assets	—	(3,547)	522	(16)	—	(3,041)
Accounts payable and other accrued liabilities	(4,021)	1,051	188	521	—	(2,261)

Net cash provided by (used in) operating activities	(47,548)	97,355	11,242	3,986	5,845	70,880

Cash flows from investing activities
Purchases of property and equipment	—	(56,643)	(1,053)	(1,505)	—	(59,201)
Proceeds from sale of property and equipment	—	3,205	—	—	—	3,205
Change in other assets	—	(1,194)	(276)	118	—	(1,352)

Net cash used in investing activities	—	(54,632)	(1,329)	(1,387)	—	(57,348)

Cash flows from financing activities
Proceeds from issuance of common stock	—	2	—	—	—	2
Proceeds from debt borrowings	589,600	—	—	—	—	589,600
Payment of debt and capital leases	(513,696)	(1,126)	(73)	(81)	—	(514,976)
Debt financing costs incurred	(14,377)	—	—	—	—	(14,377)
Distribution of minority interests	—	(10)	(568)	—	—	(578)
Proceeds from hospital syndication	—	—	—	1,288	—	1,288
Change in intercompany balances with affiliates, net	60,512	(41,589)	(9,272)	(3,806)	(5,845)	—

Net cash provided by (used in) financing activities	122,039	(42,723)	(9,913)	(2,599)	(5,845)	60,959

Increase in cash and cash equivalents	74,491	—	—	—	—	74,491
Cash and cash equivalents at beginning of period	—	—	—	—	—	—

Cash and cash equivalents at end of period	$74,491	$—	$—	$—	$—	$74,491

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

PART II.

OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a)	List of Exhibits:

4.1	Indenture, dated as of June 6, 2003, among IASIS Healthcare Corporation, the Subsidiary Guarantors and The Bank of New York, as Trustee*

4.2	Form of Subsidiary Guarantee dated as of June 6, 2003, executed by each of the Subsidiary Guarantors*

4.3	Supplemental Indenture dated April 1, 2003, between Jordan Valley Hospital, LP, as Subsidiary Guarantor, and The Bank of New York, as Trustee*

4.4	Registration Rights Agreement dated June 6, 2003, by and among IASIS Healthcare Corporation, the Guarantors signatories thereto and Banc Of America Securities LLC, Bear, Stearns & Co. Inc. and Citigroup Global Markets Inc.*

4.5	Form of IASIS Healthcare Corporation 8 1/2% Senior Subordinated Note due 2009 (included in Exhibit 4.1)*

4.6	Form of IASIS Healthcare Corporation 8 1/2% Senior Subordinated Exchange Note due 2009*

10.1	First Amendment to Credit Agreement dated as of May 21, 2003, by and among IASIS Healthcare Corporation, the Subsidiary Guarantors, the Lenders party thereto and Bank of America, N.A., as Administrative Agent*

10.2	Contract between Arizona Health Care Cost Containment System Administration and Health Choice Arizona, effective as of October 1, 2003 **

10.3	Amendment to Lease dated April 30, 2003, by and between Sierra Equities, Inc. and Mesa General Hospital, L.P.**

31.1	Certification pursuant to Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Odessa Regional Hospital, LP Financial Statements**

99.2	Jordan Valley Hospital, LP Financial Statements

*	Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-106612)

**	Previously filed

(b)	Reports on Form 8-K:

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

IASIS HEALTHCARE CORPORATION

Date: August 29, 2003	By:	/s/ W. Carl Whitmer

W. Carl Whitmer, Chief Financial Officer

EXHIBIT INDEX

4.1	Indenture, dated as of June 6, 2003, among IASIS Healthcare Corporation, the Subsidiary Guarantors and The Bank of New York, as Trustee*

4.2	Form of Subsidiary Guarantee dated as of June 6, 2003, executed by each of the Subsidiary Guarantors*

4.3	Supplemental Indenture dated April 1, 2003, between Jordan Valley Hospital, LP, as Subsidiary Guarantor, and The Bank of New York, as Trustee*

4.4	Registration Rights Agreement dated June 6, 2003, by and among IASIS Healthcare Corporation, the Guarantors signatories thereto and Banc Of America Securities LLC, Bear, Stearns & Co. Inc. and Citigroup Global Markets Inc.*

4.5	Form of IASIS Healthcare Corporation 8 1/2% Senior Subordinated Note due 2009 (included in Exhibit 4.1)*

4.6	Form of IASIS Healthcare Corporation 8 1/2% Senior Subordinated Exchange Note due 2009*

10.1	First Amendment to Credit Agreement dated as of May 21, 2003, by and among IASIS Healthcare Corporation, the Subsidiary Guarantors, the Lenders party thereto and Bank of America, N.A., as Administrative Agent*

10.2	Contract between Arizona Health Care Cost Containment System Administration and Health Choice Arizona, effective as of October 1, 2003 **

10.3	Amendment to Lease dated April 30, 2003, by and between Sierra Equities, Inc. and Mesa General Hospital, L.P.**

31.1	Certification pursuant to Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Odessa Regional Hospital, LP Financial Statements**

99.2	Jordan Valley Hospital, LP Financial Statements

*	Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-106612)

**	Previously filed