Form 10-K
period 2003-09-30
IASIS HEALTHCARE CORP
filed 2003-12-24
CIK 1073615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ x ] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES [ ] NO [ x ]

As of December 24, 2003, there were 31,956,113 shares of the Registrant’s common stock outstanding.

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accounting Fees and Services
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
Ex-4.2 Supplemental Indenture
Ex-4.9 Supplemental Indenture
Ex-4.10 Supplemental Indenture
Ex-4.11 Supplemental Indenture
Ex-10.13 Lease Agreement
Ex-10.18 Amendment No.2
Ex-10.19 Amendment No.3
Ex-10.20 Amendment No.4
Ex-10.21 Amendment No.5
Ex-10.22 Amendment No.6
Ex-10.26 Joinder Agreement
Ex-10.27 Joinder Agreement
Ex-10.28 Joinder Agreement
Ex-14 Code of Ethics
Ex-21 Subsidiaries of Iasis Healthcare Corporation
Ex-31.1 Section 302 Certification of the CEO
Ex-31.2 Section 302 Certification of the CFO
Ex-32 Section 906 Certification of the CEO and CFO
Ex-99.1 Financial Statements of Odessa Regional
Ex-99.2 Financial Statements of Jordan Valley
Ex-99.3 Financial Statements of The Medical Center

i

IASIS HEALTHCARE CORPORATION
PART I

Item 1. Business.

Company Overview

     We are a leading owner and operator of medium-sized acute care hospitals in high-growth urban and suburban markets. We operate our hospitals with a strong community focus by offering and developing healthcare services to meet the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans. Currently, we own or lease 14 acute care hospitals with a total of 2,028 beds in service. Our hospitals are located in four regions:

•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida; and

•	four cities in Texas, including San Antonio.

We also own and operate a behavioral health center in Phoenix and have an ownership interest in three ambulatory surgery centers. In addition, we own and operate a Medicaid managed health plan in Phoenix called Health Choice Arizona, Inc. that serves over 90,000 members.

     Our general, acute care hospitals offer a variety of medical and surgical services commonly available in hospitals, including emergency services, general surgery, internal medicine, cardiology, obstetrics, orthopedics and physical rehabilitation. In addition, our facilities provide specialty services such as psychiatry, wound care, neonatal intensive care, high-dose radiation therapy and robotic surgery. Our corporate staff actively manages our healthcare facilities and provides a variety of corporate services, including strategic planning, a common information systems platform, ethics and compliance programs, internal audit, managed care contract negotiation and management, accounting, financial and clinical systems, legal support, personnel and employee benefits management, supply and equipment purchasing and resource management.

     Our principal executive offices are located at 113 Seaboard Lane, Suite A-200, Franklin, Tennessee 37067 and our telephone number at that address is (615) 844-2747. Our Internet website address is www.iasishealthcare.com. We make available free of charge through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments thereto as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Information contained on our website is not part of this annual report on Form 10-K.

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

   •   Recruit and Retain Quality Physicians. We intend to continue to recruit and retain quality physicians for our medical staffs and maintain their loyalty to our facilities by:

•	dedicating corporate personnel and resources to physician recruitment;

•	equipping our hospitals with technologically advanced equipment;

•	enhancing physician convenience and access; and

•	sponsoring training programs to educate physicians on advanced medical procedures.

We use our existing physician relationships to recruit new primary care physicians and specialists. In addition, we have established local physician advisory committees to work closely with our local management teams and advise us on facility and market-specific needs and strategies.

   •   Increase Revenue by Expanding Our Services. We analyze demographic and patient data and consult with physicians and payors to identify and prioritize the healthcare needs of the communities we serve. Examples include:

•	expanding emergency room and surgical capacity;

•	upgrading and expanding specialty services, including cardiology, orthopedics, bariatrics, obstetrics, sub-acute care, psychiatry, wound care, neonatal intensive care and high-dose radiation therapy;

•	updating our technology in surgery such as robotic surgery, diagnostic imaging and other medical equipment;

•	increasing capacity and utilization at certain of our hospitals; and

•	enhancing the convenience and quality of our outpatient services and expanding outpatient specialty services.

   •   Focus on Profitable Products and Services. We continuously evaluate our services and look to expand our profitable lines of business and improve our business mix. We use our advanced information systems and processes to perform detailed product line margin analyses and monitor the profitability of the services provided at our facilities. We use these analyses to capitalize on price and volume trends through the expansion of targeted services.

   •   Provide High Quality Services. We strive to provide high quality services at each of our facilities. We believe the high quality of our services differentiates our hospitals within their markets and provides us with a competitive advantage. All of our hospitals are accredited by the Joint Commission on Accreditation of Healthcare Organizations. We use our information systems to monitor service quality in our facilities.

   •   Focus on Operational Excellence. Our management team has extensive multi-facility operating experience and focuses on operational excellence at our facilities. We believe we can improve our operations and profitability by:

•	using our common information systems platform across all of our hospitals to provide us with accurate, timely and cost-effective clinical and financial information;

•	focusing on efficient staffing and supply utilization;

•	capitalizing on purchasing efficiencies and reducing operating costs through our relationship with our national group purchasing organization; and

•	improving our processes for monitoring registration, billing, collections, managed care contract compliance and all other aspects of our revenue cycle.

     We continue to strengthen our local and regional management teams and support them with our advanced information systems. Our regional management teams provide support to our local management teams through a dedicated infrastructure focusing on implementation of our corporate initiatives and managed care contracting, quality improvement, clinical operations, resource management, marketing, physician and nurse recruitment and other services.

   •   Continue to Develop Favorable Managed Care Relationships. We plan to continue to increase patient volume at our facilities and improve profitability by negotiating favorable terms with managed care plans, entering into contracts with additional managed care plans, where desirable, and aligning reimbursement with acuity of services. Additionally, enhanced contract management systems implemented in each of our hospitals improve our ability to administer managed care contracts to ensure that claims are adjudicated correctly. We believe that the broad geographic coverage of our hospitals in certain of the regions in which we operate increases our attractiveness to managed care plans in those areas.

   •   Selectively Pursue Acquisitions and Strategic Alliances. We intend to selectively pursue hospital acquisitions in existing and new markets where we believe we can improve the financial and operational performance of the acquired hospital or enhance our regional presence. We intend to target hospitals with 100 to 400 beds. We will focus our development efforts in new markets on the acquisition of undermanaged and undercapitalized facilities in growing urban and suburban regions with stable or improving managed care environments. In addition, we will continue to identify opportunities to expand our presence in our markets through strategic alliances with other healthcare providers.

   •   Integrate Acquired Facilities. In the event we successfully complete hospital acquisitions in existing and new markets, we intend to integrate the acquired facilities into our company by focusing on:

•	the transition of these facilities to our advanced information systems;

•	profitable product lines and the development of additional product lines; and

•	managed care contract compliance.

Hospital Operations

     Our senior management team has extensive multi-facility operating experience and focuses on maintaining clinical and operational excellence at our facilities. At each hospital we operate, we have implemented systematic policies and procedures to improve the hospital’s operating and financial performance. A hospital’s local management team is generally comprised of a chief executive officer, chief financial officer and chief nursing officer. Local management teams, in consultation with our corporate staff, develop annual operating plans setting forth revenue growth strategies. These strategies can include the expansion of services offered by the hospital and the recruitment of physicians in each community, as well as plans to reduce costs by improving operating efficiencies. We believe that the competence, skills and experience of the management team at each hospital is critical to the hospital’s success because of its role in executing the hospital’s operating plan. Our performance-based compensation program for each local management team is based upon the achievement of qualitative and quantitative goals set forth in the annual operating plan. Our hospital management teams are advised by boards of trustees that include members of hospital medical staffs as well as community leaders. The board of trustees establishes policies concerning medical, professional and ethical practices, monitors such practices and is responsible for ensuring that these practices conform to established standards.

     Factors that affect demand for our services include:

•	the geographic location of our hospitals and their convenience for patients and physicians;

•	our participation in managed care programs;

•	capital investment at our facilities;

•	the quality of our medical staff;

•	competition from other healthcare providers;

•	the size of and growth in local population; and

•	local economic conditions.

Improved treatment protocols as a result of advances in medical technology and pharmacology also affect the nature and demand for healthcare services across the industry, including at our hospitals.

     We believe that the ability of our hospitals to meet the healthcare needs of their communities is determined by the:

•	level of physician support;

•	availability of nurses and other healthcare professionals;

•	quality, skills and compassion of our employees;

•	breadth of our services;

•	physical capacity and level of technology at our facilities; and

•	emphasis on quality of care.

     The following table presents certain unaudited combined operating statistics for our hospitals:

	Years Ended September 30,

	2003	2002	2001(1)

Number of acute care hospitals at end of period	14	14	14
Number of beds in service at end of period	2,028	2,012	2,063
Average daily census(2)	1,013	915	944
Average length of stay (days)(3)	4.44	4.29	4.33
Occupancy rates (average beds in service)	50.0%	45.6%	44.7%
Admissions(4)	83,229	77,806	79,594
Adjusted admissions(5)	138,494	131,501	128,923
Patient days(6)	369,620	333,922	344,394
Adjusted patient days(5)	589,267	544,337	540,108
Outpatient revenue as a percentage of gross patient revenue	36.7%	38.6%	36.1%

(1)	Operating statistics for 2001 exclude data for Rocky Mountain Medical Center, which we closed on June 2, 2001.

(2)	Represents the average number of inpatients in our hospitals each day.

(3)	Represents the average number of days that a patient stayed in our hospitals.

(4)	Represents the total number of patients admitted to our hospitals’ inpatient units. Management and investors use this number as a general measure of inpatient volume.

(5)	Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions/patient days by multiplying admissions/patient days by gross patient revenue and then dividing that number by gross inpatient revenue.

(6)	Represents the number of days our beds were occupied by inpatients over the period.

     We continuously evaluate our services with a view to expanding our profitable lines of business and improving our business mix. We use our advanced information systems to perform detailed product line margin analyses and monitor the profitability of the services provided at our facilities. We use these analyses to capitalize on price and volume trends through the expansion of certain services. We also use our information systems to monitor patient care and other quality of care assessment activities on a continuing basis.

     A large percentage of our hospitals’ net patient service revenue consists of fixed payment, discounted sources including Medicare, Medicaid and managed care organizations. Fixed payment amounts are often based upon a diagnosis regardless of the cost incurred or the level of services provided. We expect patient volumes from Medicare to increase due to the general aging of the population.

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

     Inpatient care is expanding to include sub-acute care when a less-intensive, lower cost level of care is appropriate. We have been proactive in the development of a variety of sub-acute inpatient services to use a portion of our available capacity. By offering cost-effective sub-acute services in appropriate circumstances, we are able to provide a continuum of care when the demand for such services exists. We have identified opportunities to expand existing physical rehabilitation units and develop other post-acute services, such as long term acute care arrangements, within our facilities. The results of our product line analyses confirm that the development and use of such units improves clinical outcomes and is economically beneficial.

Sources of Revenue

     We receive payment for patient services from:

•	the federal government, primarily under the Medicare program;

•	state Medicaid programs;

•	health maintenance organizations and preferred provider organizations; and

•	individual patients and private insurers.

     The table below presents the approximate percentages of net patient service revenue from the following sources:

	Percentage of Net Patient Service Revenue
	Years Ended September 30,

Payor Source	2003	2002	2001

Medicare	27.6%	27.8%	29.1%
Medicaid	12.4	11.1	9.4
Managed care	45.2	46.3	44.7
Other sources	14.8	14.8	16.8

Total(1)	100.0%	100.0%	100.0%

(1)	For the fiscal years ended September 30, 2003, 2002 and 2001, net patient service revenue comprised 84.2%, 85.2% and 85.7%, respectively, of our total net revenue.

     Most of our hospitals offer discounts from established charges to managed care plans if they are large group purchasers of healthcare services. These discount programs generally limit our ability to increase net patient service revenue in response to increasing costs. Patients generally are not responsible for any difference between established hospital charges and amounts reimbursed for such services under Medicare, Medicaid, health maintenance organizations, preferred provider organizations or private insurance plans. Patients generally are responsible for services not covered by these plans, and exclusions, deductibles or co-insurance features of their coverage. Collecting amounts due from patients is more difficult than collecting from governmental programs or managed care plans. Increases in the population of uninsured individuals, changes in the states’ indigent and Medicaid eligibility requirements and continued efforts by employers to pass more out-of-pocket health care costs to employees in the form of increased co-pays and deductibles have resulted in an increase in our provision for bad debts. During the 2002 fiscal year, we established a national call center to centralize our self-pay patient account collection efforts.

Competition

     Our facilities and related businesses operate in competitive environments. A number of factors affect our competitive position, including:

•	our managed care contracting relationships;

•	the number, availability, quality and specialties of physicians, nurses and other healthcare professionals;

•	the scope, breadth and quality of services;

•	the reputation of our facilities and physicians;

•	the physical condition of our facilities and medical equipment;

•	the location of our facilities;

•	certificate of need restrictions, where applicable;

•	the availability of parking or proximity to public transportation;

•	charges for services; and

•	the geographic coverage of our hospitals in the regions in which we operate.

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

     Another factor in the competitive position of a hospital is the ability of its management to obtain contracts with purchasers of group healthcare services. The importance of obtaining managed care contracts has increased in recent years and is expected to continue to increase as private and government payors and others turn to managed care organizations to help control rising healthcare costs. Most of our markets have experienced significant managed care penetration. The revenue and operating results of our hospitals are significantly affected by our hospitals’ ability to negotiate favorable contracts with managed care plans. Health maintenance organizations and preferred provider organizations use managed care contracts to encourage patients to use certain hospitals in exchange for discounts from the hospitals’ established charges. Traditional health insurers also are interested in containing costs through similar contracts with hospitals.

     An additional competitive factor is whether a hospital is part of a local hospital network and the scope and quality of services offered by the network and by competing networks. A hospital that is part of a network offering a broad range of services in a wide geographic area is more likely to obtain more favorable managed care contracts than a hospital that is not. We evaluate changing circumstances in each geographic area in which we operate on an ongoing basis. We may position ourselves to compete in these managed care markets by forming our own, or joining with others to form, local hospital networks.

Employees And Medical Staff

     As of September 30, 2003, we had approximately 8,400 employees, including approximately 2,900 part-time employees. We consider our employee relations to be good. In certain markets, there is currently a shortage of nurses and other medical support personnel. We recruit and retain nurses and medical support personnel by creating a desirable, professional work environment, providing competitive wages, benefits and long-term incentives, and providing career development and other training programs. In order to supplement our current employee base, we are expanding our relationship with colleges, universities and other medical education institutions in our markets and recruiting nurses and other medical support personnel from abroad. Our hospitals are staffed by licensed physicians who have been admitted to the medical staff of our individual hospitals. Any licensed physician may apply to be admitted to the medical staff of any of our hospitals, but admission to the staff must be approved by each hospital’s medical staff and the appropriate governing board of the hospital in accordance with established credentialing criteria.

     Our employees are not subject to collective bargaining agreements, although nurses at one of our hospitals voted in the third quarter of fiscal 2002 regarding union representation. These ballots have been impounded by the National Labor Relations Board (NLRB) pending the results of an appeal filed by us. We anticipate a decision from the NLRB regarding our appeal in fiscal 2004. Because we believe that unionization is not in the best interests of the hospital’s employees or patients, we are vigorously opposing the unionization attempt.

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

Reimbursement

Medicare

     Medicare is a federal program that provides hospital and medical insurance benefits to persons age 65 and over, some disabled persons and persons with end-stage renal disease. All of our hospitals are certified as providers of Medicare services. Under the Medicare program, acute care hospitals receive reimbursement under a prospective payment system for inpatient and outpatient hospital services. Currently, certain types of facilities are exempt from the prospective payment system methodology, including psychiatric hospitals and specially designated units, children’s hospitals and cancer hospitals. Hospitals and units exempt from the prospective payment system are reimbursed on a reasonable cost-based system, subject to cost limits. The Centers for Medicare and Medicaid Services has recently proposed rules to implement a prospective payment system for psychiatric hospitals and units. We currently operate one psychiatric hospital and three specially designated psychiatric units that will be subject to these rules, when finalized and implemented.

     Under the inpatient prospective payment system, a hospital receives a fixed payment based on the patient’s assigned diagnosis related group. The diagnosis related group classifies categories of illnesses according to the estimated intensity of hospital resources necessary to furnish care for each principal diagnosis. The diagnosis related group rates for acute care hospitals are based upon a statistically normal distribution of severity. When treatments for patients fall well outside the normal distribution, providers may receive additional payments known as outlier payments. The diagnosis related group payments do not consider a specific hospital’s actual costs but are adjusted for geographic area wage differentials. Inpatient capital costs for acute care hospitals are reimbursed on a prospective system based on diagnosis related group weights multiplied by geographically adjusted federal weights.

     The diagnosis related group rates are adjusted each federal fiscal year and have been affected by federal legislation. The index used to adjust the diagnosis related group rates, known as the “market basket index,” gives consideration to the inflation experienced by hospitals and entities outside of the healthcare industry in purchasing goods and services. However, for several years the percentage increases to the diagnosis related group rates have been lower than the percentage increases in the costs of goods and services purchased by hospitals. Under the Medicare, Medicaid, and SCHIP Benefit Improvement and Protection Act of 2000, the diagnosis related group rate increased in the amount of the market basket minus 0.55% for federal fiscal year 2002, the market basket minus 0.55% for federal fiscal year 2003, and the market basket for federal fiscal year 2004. Based on the historical adjustments to the market baskets, future legislation may decrease the future rate of increase for diagnosis related group payments, but we are unable to predict the amount of the reduction.

     On June 9, 2003, the Centers for Medicare and Medicaid Services published a final rule modifying the methodology for determining Medicare outlier payments in order to ensure that only the highest cost cases are entitled to receive additional payments under the inpatient prospective payment system. For discharges occurring on or after October 1, 2003, outlier payments are based on either a provider’s most recent tentatively settled cost report or the most recent settled cost report, whichever is from the latest cost reporting period. Previously, outlier payments had been based on the most recent settled cost report, resulting in excessive outlier payments for some hospitals. The final rule requires, in most cases, the use of hospital-specific cost to charge ratios instead of a statewide ratio. Further, outlier payments may be adjusted retroactively to recoup any past outlier overpayments plus interest or to return any underpayments plus interest. We believe that these changes to the outlier payment methodology will not have a material adverse effect on our business, financial position or results of operations.

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

     All services paid under the prospective payment system for hospital outpatient services are classified into groups called ambulatory payment classifications or “APC”s. Services in each APC are similar clinically and in terms of the resources they require. A payment rate is established for each APC. The fee schedule for the outpatient prospective payment system was updated by a conversion factor equal to the market basket index for the calendar year 2001, by the market basket index minus 1% for the calendar year 2002 and by the market index of 3.5% for the calendar year 2003. The Centers for Medicare and Medicaid Services has published a final rule increasing the conversion factor for calendar year 2004 by approximately 4.6%, resulting in an average increase for all Medicare – participating hospitals of 4.5%. We anticipate that future legislation may decrease the future rate of increase for APC payments, but we are unable to predict the amount of the reduction.

     Under the outpatient prospective payment system, hospitals may receive additional amounts known as “pass-through payments” for using new technology, but the total amount of pass-through payments in a calendar year is subject to a cap. In April 2002, the Centers for Medicare and Medicaid Services implemented a payment cap of 2.5% of projected total payments under the hospital outpatient prospective payment system for years before 2004, which resulted in significantly reduced pass-through payments. The decrease in pass-through payments was partially offset, however, by increases in related APC payments. The cap will be reduced to 2.0% of projected total payments under the hospital outpatient prospective payment system for calendar year 2004 and subsequent years. The Centers for Medicare and Medicaid Services has announced that pass-through payments for calendar year 2004 will not be reduced because these payments are not expected to exceed the statutory cap. The Centers for Medicare and Medicaid Services may implement reductions in the pass-through payments in future years to reflect the cap.

     Hospitals that treat a disproportionately large number of low-income patients (Medicare and Medicaid patients eligible to receive supplemental Social Security income) currently receive additional payments from the federal government in the form of Disproportionate Share Payments. The Centers for Medicare and Medicaid Services has recommended changes to the present formula used to calculate these payments. One recommended change would give greater weight to the amount of uncompensated care provided by a hospital than it would to the number of low-income patients treated.

     Inpatient rehabilitation hospitals and designated units were fully transitioned from a reasonable cost reimbursement system to a prospective payment system for cost reporting periods beginning on or after October 1, 2002. Under this prospective payment system, patients are classified into case mix groups based upon impairment, age, comorbidities and functional capability. Inpatient rehabilitation facilities are paid a predetermined amount per discharge that reflects the patient’s case mix group and is adjusted for area wage levels, low-income patients, rural areas and high-cost outliers. For federal fiscal year 2003, the Centers for Medicare and Medicaid Services updated the payment rate for inpatient rehabilitation facilities by the full market basket rate of 3%. The update for federal fiscal year 2004 is the full market basket rate of 3.2%.

     On September 9, 2003, the Centers for Medicare and Medicaid Services proposed changes to the criteria for classification as an inpatient rehabilitation facility as a result of data indicating that most facilities do not meet the existing criteria. Currently, in order for a facility to be considered an inpatient rehabilitation facility, at least 75% of the facility’s inpatient population during the most recent 12-month cost reporting period must have required intensive rehabilitation services for one or more of ten specified conditions. The proposed rule would temporarily reduce the required percentage of patients to 65% and allow the Centers for Medicare and Medicaid Services to consider whether objective data justified this change. In the absence of such a finding and publication of new criteria for qualification as an inpatient rehabilitation facility, the required percentage would revert to 75% for cost reporting periods beginning on or after January 1, 2007. We are unable to predict the final form of any changes to the criteria for qualifying as an inpatient rehabilitation facility or whether such changes would impact the classification of our rehabilitation units. As of December 1, 2003, we operated 7 inpatient rehabilitation units within our hospitals.

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

Medicaid

     Medicaid programs are jointly funded by federal and state governments and are administered by states under an approved plan that provides hospital and other healthcare benefits to qualifying individuals who are unable to afford care. All of our hospitals are certified as providers of Medicaid services. State Medicaid programs may use a prospective payment system, cost-based or other payment methodology for hospital services. Medicaid programs are required to take into account and make additional payments to hospitals serving disproportionate numbers of low income patients with special needs. Some of our hospitals receive such additional payments. The federal government and many states from time to time consider altering the level of Medicaid funding or expanding Medicaid benefits in a manner that could adversely affect future levels of Medicaid reimbursements received by our hospitals. Enrollment in managed Medicaid plans has increased in recent years, and we expect this trend to continue.

Annual Cost Reports

     All hospitals participating in the Medicare and Medicaid programs, whether paid on a reasonable cost basis or under a prospective payment system, are required to meet specific financial reporting requirements. Federal regulations require submission of annual cost reports identifying medical costs and expenses associated with the services provided by each hospital to Medicare beneficiaries and Medicaid recipients. These annual cost reports are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to us under these reimbursement programs. The audit process, particularly in the case of Medicaid, takes several years to reach the final determination of allowable amounts under the programs. Providers also have the right of appeal, and it is common to contest issues raised in audits of prior years’ reports. Further, the Centers for Medicare and Medicaid Services extended filing due dates for cost reports for periods ending August 31, 2000 through April 2003 as a result of problems it experienced with updating the Provider Statistical and Reimbursement System (data used to complete cost reports). All of our hospitals are currently filing cost reports under the normal, non-extended filing requirements.

     Cost reports filed by our facilities generally remain open for three years after the notice of program reimbursement date. If any of our facilities are found to have been in violation of federal or state laws relating to preparing and filing of Medicare or Medicaid cost reports, whether prior to or after the recapitalization transactions and our ownership of these facilities, our facilities and we could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. If an allegation is lodged against one of our facilities for a violation occurring during the time period before the recapitalization transaction, or before our acquisition of the Tenet hospitals, we may have indemnification rights against Paracelsus or Tenet, as the case may be. In the recapitalization transaction with Paracelsus and in the Tenet transaction, we negotiated customary indemnification and hold harmless provisions for any damages we may incur.

Managed Care

     The percentage of admissions attributable to managed care plans has increased as a result of pressures by employers and payors to control the cost of healthcare services. We expect increasing percentages related to managed care plans will continue in the future. Generally, we receive lower payments from managed Medicare plans than from traditional Medicare. We receive lower payments from managed Medicaid plans than from traditional Medicaid plans.

     Enrollment in health maintenance organizations has declined slightly as many employers have moved to offer plans with greater choice of providers or discontinue coverage. Enrollment in managed Medicare plans decreased in fiscal year 2003 due to managed Medicare plans withdrawing from the Medicare program or reducing their service areas. Enrollment in managed Medicaid plans has increased as the federal and state governments seek to control the cost of Medicaid programs.

Commercial Insurance

     Our hospitals provide services to a decreasing number of individuals covered by traditional private healthcare insurance. Private insurance carriers make direct payments to hospitals or, in some cases, reimburse their policy holders, based upon negotiated discounts from the particular hospital’s established charges and the particular coverage provided in the insurance policy.

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

     The Office of the Inspector General, among other regulatory agencies, is responsible for identifying and eliminating fraud, abuse and waste. The Office of the Inspector General carries out this mission through a nationwide program of audits, investigations and inspections. In order to provide guidance to healthcare providers, the Office of the Inspector General has from time to time issued “fraud alerts” that, although they do not have the force of law, identify features of a transaction that may indicate that the transaction could violate the anti-kickback statute or other federal healthcare laws. The Office of the Inspector General has identified several incentive arrangements as potential violations, including:

•	payment of any incentive by the hospital when a physician refers a patient to the hospital;

•	use of free or significantly discounted office space or equipment for physicians in facilities usually located close to the hospital;

•	provision of free or significantly discounted billing, nursing, or other staff services;

•	free training for a physician’s office staff, including management and laboratory techniques;

•	guaranties that provide that, if the physician’s income fails to reach a predetermined level, the hospital will pay any portion of the remainder;

•	low-interest or interest-free loans, or loans which may be forgiven if a physician refers patients to the hospital;

•	payment of the costs of a physician’s travel and expenses for conferences or a physician’s continuing education courses;

•	coverage on the hospital’s group health insurance plans at an inappropriately low cost to the physician;

•	payment of services which require few, if any, substantive duties by the physician, or payment for services in excess of the fair market value of the services rendered; or

•	“gainsharing,” the practice of giving physicians a share of any reduction in a hospital’s costs for patient care attributable in part to the physician’s efforts.

     We have a variety of financial relationships with physicians who refer patients to our hospitals. Physicians currently own interests in two of our ambulatory surgery centers and five of our hospitals. We may sell ownership interests in certain other of our facilities to physicians and other qualified investors in the future. We also have contracts with physicians providing for a variety of financial arrangements, including employment contracts, leases and professional service agreements. We provide financial incentives to recruit physicians to relocate to communities served by our hospitals, including minimum cash collections guaranties and loans. Although we have established policies and procedures to ensure that our arrangements with physicians comply with current law and available interpretations, we cannot assure you that regulatory authorities that enforce these laws will not determine that some of these arrangements violate the anti-kickback statute or other applicable laws. This determination could subject us to liabilities under the Social Security Act, including criminal penalties of imprisonment or fines, civil penalties up to $50,000, damages up to three times the total amount of remuneration and exclusion from participation in Medicare, Medicaid or other federal healthcare programs, any of which could have a material adverse effect on our business, financial condition or results of operations.

     The Social Security Act also imposes criminal and civil penalties for submitting false claims to Medicare and Medicaid. False claims include, but are not limited to, billing for services not rendered, misrepresenting actual services rendered in order to obtain higher reimbursement and cost report fraud. Like the anti-kickback statute, these provisions are very broad. Further, the Social Security Act contains civil penalties for conduct including improper coding and billing for unnecessary goods and services. Careful and accurate preparation and submission of claims for reimbursement must be performed in order to avoid liability.

     The Health Insurance Portability and Accountability Act of 1996 broadened the scope of the fraud and abuse laws by adding several criminal provisions for healthcare fraud offenses that apply to all health benefit programs. This act also created new enforcement mechanisms to combat fraud and abuse, including the Medicare Integrity Program and an incentive program under which individuals can receive up to $1,000 for providing information on Medicare fraud and abuse that leads to the recovery of at least $100 of Medicare funds. In addition, federal enforcement officials now have the ability to exclude from Medicare and Medicaid any investors, officers and managing employees associated with business entities that have committed healthcare fraud. It also established a new violation for the payment of inducements to Medicare or Medicaid beneficiaries in order to influence those beneficiaries to order or receive services from a particular provider or practitioner.

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

     On January 4, 2001, the Centers for Medicare and Medicaid Services issued final regulations subject to comment intended to clarify parts of the Stark Law and some of the exceptions to it. These regulations are considered the first phase of a two-phase process, with the remaining regulations to be published at an unknown future date. The majority of the phase one regulations became effective on or before January 4, 2002. The Centers for Medicare and Medicaid Services has delayed until January 7, 2004, the effective date of a portion of the phase one regulations related to whether percentage-based compensation is deemed to be “set in advance” for purposes of exceptions to the Stark Law. We cannot predict the final form that these regulations will take or the effect that the final regulations will have on us.

     Congress recently passed legislation that modifies the hospital ownership exception to the Stark Law by creating an 18-month moratorium on allowing physicians to own interests in new specialty hospitals. During the moratorium, the Department of Health and Human Services is required to conduct an analysis of specialty hospitals, including payment issues, quality of care provided and physician referral patterns to these facilities. The moratorium applies to hospitals that primarily or exclusively treat cardiac, orthopedic or surgical conditions or any other specialized category of patients or cases designated by regulation, unless the hospitals were in operation or development before November 18, 2003, do not increase the number of physician investors, and meet certain other requirements. It is uncertain how the Centers for Medicare and Medicaid Services will interpret this legislation, what recommendations the Department will make regarding specialty hospitals, or whether additional changes will be made to the hospital ownership exception.

     Evolving interpretations of current, or the adoption of new, federal or state laws or regulations could affect many of the arrangements entered into by each of our hospitals. In addition, law enforcement authorities, including the Office of the Inspector General, the courts and Congress are increasing scrutiny of arrangements between healthcare providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to exchange remuneration for patient care referrals and opportunities. Investigators also have demonstrated a willingness to look behind the formalities of a business transaction to determine the underlying purpose of payments between healthcare providers and potential referral sources.

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

The Health Insurance Portability and Accountability Act of 1996

     The Health Insurance Portability and Accountability Act of 1996 requires the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. On August 17, 2000, the Department of Health and Human Services published final regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. Compliance with these standards for our company became mandatory on October 16, 2003. The Department of Health and Human Services has agreed to accept noncompliant Medicare claims for an unspecified time to assist providers that are not yet able to process complaint transactions. However, this extension may be terminated by the Department of Health and Human Services and is not binding on private payors.

     The Health Insurance Portability and Accountability Act also requires the Department of Health and Human Services to adopt standards to protect the security and privacy of health-related information. The Department of Health and Human Services released final regulations containing privacy standards in December 2000 and published revisions to the final regulations in August 2002. Compliance with these regulations became mandatory on April 14, 2003. The privacy regulations extensively regulate the use and disclosure of individually identifiable health-related information. The privacy regulations also provide patients with significant new rights related to understanding and controlling how their health information is used or disclosed. The Department of Health and Human Services released final security regulations on February 20, 2003. The security regulations will become mandatory on April 20, 2005 and will require health care providers to implement administrative, physical and technical practices to protect the security of individually identifiable health information that is electronically maintained or transmitted.

     Violations of the Health Insurance Portability and Accountability Act could result in civil penalties of up to $25,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation. In addition, our facilities will continue to remain subject to any privacy-related federal or state laws that are more restrictive than the privacy regulations issued under the Health Insurance Portability and Accountability Act. These laws vary by jurisdiction and could impose additional penalties.

The Emergency Medical Treatment and Active Labor Act

     The Federal Emergency Medical Treatment and Active Labor Act was adopted by Congress in response to reports of a widespread hospital emergency room practice of “patient dumping.” At the time of the enactment, patient dumping was considered to have occurred when a hospital capable of providing the needed care sent a patient to another facility or simply turned the patient away based on such patient’s inability to pay for his or her care. The law imposes requirements upon physicians, hospitals and other facilities that provide emergency medical services. Such requirements pertain to what care must be provided to anyone who comes to such facilities seeking care before they may be transferred to another facility or otherwise denied care. The government broadly interprets the law to cover situations in which patients do not actually present to a hospital’s emergency department, but present to a hospital-based clinic that treats emergency medical conditions on an urgent basis or are transported in a hospital-owned ambulance, subject to certain exceptions. Sanctions for violations of this statute include termination of a hospital’s Medicare provider agreement, exclusion of a physician from participation in Medicare and Medicaid programs and civil money penalties. In addition, the law creates private civil remedies that enable an individual who suffers personal harm as a direct result of a violation of the law, and a medical facility that suffers a financial loss as a direct result of another participating hospital’s violation of the law, to sue the offending hospital for damages and equitable relief. Although we believe that our practices are in material compliance with the law, we can give no assurance that governmental officials responsible for enforcing the law will not assert from time to time that our facilities are in violation of this statute.

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

Healthcare Industry Investigations

     Significant media and public attention has focused in recent years on the hospital industry. Recently, increased attention has been paid to hospitals with high Medicare outlier payments and to recruitment arrangements with physicians. Further, there are numerous ongoing federal and state investigations regarding multiple issues. These investigations have targeted hospital companies as well as their executives and managers. We have substantial Medicare, Medicaid and other governmental billings, which could result in heightened scrutiny of our operations. We continue to monitor these and all other aspects of our business and have developed a compliance program to assist us in gaining comfort that our business practices are consistent with both legal principles and current industry standards. However, because the law in this area is complex and constantly evolving, we cannot assure you that government investigations will not result in interpretations that are inconsistent with industry practices, including ours. In public statements surrounding current investigations, governmental authorities have taken positions on a number of issues, including some for which little official interpretation previously has been available, that appear to be inconsistent with practices that have been common within the industry and that previously have not been challenged in this manner. In some instances, government investigations that have in the past been conducted under the civil provisions of federal law may now be conducted as criminal investigations.

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

Health Choice

     Health Choice is a prepaid Medicaid managed health plan in the Phoenix, Arizona area that we acquired in connection with our acquisition of three Phoenix-area hospitals from Tenet Healthcare Corporation. For the fiscal years ended September 30, 2003, 2002 and 2001, Health Choice net revenue comprised approximately 14%, 15% and 12%, respectively, of our total net revenue. Health Choice derives substantially all of its revenue through a contract with the Arizona Health Care Cost Containment System to provide specified health services to qualified Medicaid enrollees through contracts with providers. The contract requires us to provide healthcare services in exchange for fixed periodic payments and supplemental payments from the Arizona Health Care Cost Containment System. These services are provided regardless of the actual costs incurred to provide these services. We receive reinsurance and other supplemental payments from the Arizona Health Care Cost Containment System to cover certain costs of healthcare services that exceed certain thresholds. Health Choice is reimbursed for healthcare costs that exceed stated amounts at rates ranging from 75% to 100% of qualified healthcare costs in excess of stated levels of $5,000 to $35,000 depending on medical condition and eligibility classification of the member. Qualified costs are the amount paid by Health Choice in reimbursement for the member’s health care services.

     Our previous contract with the Arizona Health Care Cost Containment System expired by its terms on September 30, 2003. Heath Choice has entered into a new three-year contract with the Arizona Health Care Cost Containment System effective October 1, 2003. As a result of our new contract, our membership at Health Choice has increased from 70,000 as of September 30, 2003 to over 90,000 as of December 24, 2003. The new contract provides the Arizona Health Care Cost Containment System with two one-year renewal options following the initial term. In the event our contract were to be discontinued, our revenue would be reduced and our profitability would be adversely affected. As of September 30, 2003, we provided a performance guaranty in the form of a letter of credit in the amount of $20.6 million for the benefit of the Arizona Health Care Cost Containment System to support our obligations under the contract to provide and pay for the healthcare services. The amount of the performance guaranty is based upon the membership in the plan and the related capitation paid to us.

     Health Choice is subject to state and federal laws and regulations, and the Centers for Medicare and Medicaid Services and the Arizona Health Care Cost Containment System have the right to audit Health Choice to determine the plan’s compliance with such standards. Health Choice is required to file periodic reports with the Arizona Health Care Cost Containment System and to meet certain financial viability standards. Health Choice also must provide its enrollees with certain mandated benefits and must meet certain quality assurance and improvement requirements. Health Choice must also comply with the electronic transactions regulations and privacy standards of the Health Insurance Portability and Accountability Act. Health Choice will be required to comply with the security and identifier regulations of the act when compliance with those regulations becomes mandatory. We cannot predict the impact that the final regulations, when fully implemented, will have on Health Choice.

     The federal anti-kickback statute has been interpreted to prohibit the payment, solicitation, offering or receipt of any form of remuneration in return for the referral of federal healthcare program patients or any item or service that is reimbursed, in whole or in part, by any federal healthcare program. Similar anti-kickback statutes have been adopted in Arizona, which apply regardless of the source of reimbursement. The Department of Health and Human Services has adopted safe harbor regulations specifying the following relationships and activities that are deemed not to violate the federal anti-kickback statute that specifically relate to managed care:

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

     The cost of malpractice and other liability insurance, and the premiums and self-retention limits of such insurance, have risen historically. For fiscal 2004, our per claim self-insured retention is unchanged at $5.0 million compared to fiscal 2003, and the maximum coverage under our insurance policies is likewise unchanged at $75.0 million. We cannot assure you that this insurance will continue to be available at reasonable prices that will allow us to maintain adequate levels of coverage. We also cannot assure you that our cash flow will be adequate to provide for professional and general liability claims in the future.

Our Information Systems

     We use a common information systems platform across all of our hospitals. We use McKesson HBOC’s clinical and patient accounting software and Lawson’s financial application and enterprise resource planning software. We use other vendors for specialized information systems needs for our decision support and emergency and radiology departments. We continually evaluate and upgrade our information systems to incorporate new technology. Our information systems are essential to the following areas of our business operations, among others:

•	patient accounting, including billing and collection of net revenue;

•	financial, accounting, reporting and payroll;

•	coding and compliance;

•	laboratory, radiology and pharmacy systems;

•	materials and asset management; and

•	negotiating, pricing and administering our managed care contracts.

     Utilizing a common information systems platform across all our hospitals allows us to:

•	optimize staffing levels according to patient volumes, acuity and seasonal needs at each facility;

•	perform product line analyses;

•	track quality of care indicators on a current basis;

•	effectively monitor registration, billing, collections, managed care contract compliance and all other aspects of our revenue cycle; and

•	control supply costs by complying with our group purchasing organization contract.

Risk Factors

     If We Are Unable To Negotiate Favorable Contracts With Managed Care Plans, Our Net Revenue May Be Reduced.

     Our ability to obtain favorable contracts with health maintenance organizations, preferred provider organizations and other managed care plans significantly affects the revenue and operating results of most of our hospitals. Revenue derived from health maintenance organizations, preferred provider organizations and other managed care plans accounted for 45.2% of our net patient service revenue for the fiscal year ended September 30, 2003. In most cases, we negotiate our managed care contracts annually as they come up for renewal at various times during the year. Our future success will depend, in part, on our ability to renew existing managed care contracts and enter into new managed care contracts on terms favorable to us. Other healthcare providers, including some with greater geographic coverage or a wider range of services, may impact our ability to enter into managed care contracts or negotiate increases in our reimbursement and other favorable terms and conditions. In one region in which we operate, the largest healthcare provider organization controls one of the largest payor organizations and operates it primarily as a closed network. The patients enrolled in this integrated health system are largely unavailable to us. In addition, this integrated health system contracts with a large independent payor in the region and imposes a network limitation. This limitation has reduced access to our hospitals by a portion of the commercial patients in that region, and, as a result, volume has decreased. This decrease in volume has been partially offset by higher reimbursement payments.

     Changes In Governmental Programs May Significantly Reduce Our Revenue.

     Governmental healthcare programs, principally Medicare and Medicaid, accounted for 40.0% of our net patient service revenue for the fiscal year ended September 30, 2003. In recent years, legislative changes have resulted in limitations on and, in some cases, reductions in levels of, payments to healthcare providers for certain services under many of these government programs. Further, recent legislative changes significantly altered the method of payment for various services under the Medicare and Medicaid programs. We believe that hospital operating margins across the country, including ours, have been and may continue to be under pressure because of limited pricing flexibility and growth in operating expenses in excess of the increase in prospective payments under the Medicare program. In addition, a number of states are experiencing budget problems and have adopted or are considering legislation designed to reduce their Medicaid expenditures and to provide universal coverage and additional care, including enrolling Medicaid recipients in managed care programs and imposing additional taxes on hospitals to help finance or expand states’ Medicaid systems.

     Our Hospitals Face Competition For Patients From Other Hospitals And Healthcare Providers.

     In general, the hospital industry is highly competitive. Our hospitals face competition for patients from other hospitals in our markets, large tertiary care centers and outpatient service providers that provide similar services to those provided by our hospitals. Some of the hospitals that compete with ours are owned by governmental agencies or not-for-profit corporations supported by endowments and charitable contributions and can finance capital expenditures and operations on a tax-exempt basis. Some of our competitors also have greater geographic coverage, offer a wider range of services or invest more capital or other resources than we do. If our competitors are able to achieve greater geographic coverage, improve access and convenience to physicians and patients, recruit physicians to provide competing services at their facilities, expand or improve their services or obtain more favorable managed care contracts, we may experience a decline in patient volume.

     Our Performance Depends On Our Ability To Recruit and Retain Quality Physicians.

     The success of our hospitals depends on the following factors, among others:

•	the number and quality of the physicians on the medical staffs of our hospitals;

•	the admitting practices of those physicians; and

•	our maintenance of good relations with those physicians.

     We generally do not employ physicians. Our efforts to recruit and retain physicians are affected by our managed care contracting relationships, national shortages in some specialties, such as anesthesiology and radiology, the adequacy of our support personnel and the condition of our facilities and medical equipment. Our efforts to recruit physicians has also been impacted by the inability of physicians in certain of the regions in which our facilities are located to obtain professional liability insurance on acceptable terms. We generally require all of the physicians on our medical staffs to maintain professional liability insurance or other financial guaranty as permitted by state law. If we are unable to meet the needs of physicians in the regions in which our hospitals are located, they may not want to serve on our medical staffs or they may be discouraged from referring patients to our hospitals, which could adversely affect our financial condition or results of operations.

     Our Hospitals Face Competition For Staffing, Which May Increase Our Labor Costs And Reduce Profitability.

     We compete with other healthcare providers in recruiting and retaining qualified management and staff personnel responsible for the day-to-day operations of each of our hospitals, including nurses and other non-physician healthcare professionals. In some markets, the scarce availability of nurses and other medical support personnel has become a significant operating issue. This shortage may require us to enhance wages and benefits to recruit and retain nurses and other medical support personnel, recruit personnel from foreign countries, and hire more expensive temporary personnel. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. Because a significant percentage of our revenue consists of fixed, prospective payments, our ability to pass along increased labor costs is constrained. Our failure to recruit and retain qualified management, nurses and other medical support personnel, or to control our labor costs could have a material adverse effect on our financial condition or results of operations.

     Our Significant Indebtedness May Limit Our Ability To Grow And Compete With Other Hospital Companies.

     As of September 30, 2003, we had total long-term debt and capital lease obligations of $664.4 million, including $322.9 million of senior bank indebtedness and excluding letters of credit and performance guaranties of $39.8 million. This represented approximately 79.0% of our total capitalization as of September 30, 2003. The amount of our outstanding indebtedness is large compared to the net book value of our assets, and we will have significant repayment obligations under our outstanding indebtedness at maturity. In addition, the outstanding indebtedness under our bank credit facility bears interest at floating rates. Therefore, increases in prevailing interest rates will increase our interest payment obligations.

     Our significant debt service obligations:

•	limit our ability to use operating cash flow in other areas of our business because we must use a substantial portion of these funds to make principal and interest payments;

•	increase our vulnerability to general adverse economic and industry conditions because we must still meet our debt service obligations, notwithstanding the fact that our revenue may have decreased;

•	limit our ability to obtain additional financing to fund future working capital requirements, capital expenditures, acquisitions and other general corporate requirements;

•	limit our ability to compete with others who are not as highly leveraged; and

•	limit our flexibility in planning for, or reacting to, changing market conditions, changes in our industry and economic downturns.

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

     If We Fail To Comply With Extensive Laws And Government Regulations, We Could Suffer Penalties, Be Required To Alter Arrangements With Investors In Our Hospitals Or Be Required To Make Significant Changes To Our Operations.

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

     Both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of hospital companies, as well as their executives and managers. These investigations relate to a wide variety of topics, and may include:

•	referral, cost reporting and billing practices;

•	Medicare outlier payments;

•	physician recruitment arrangements;

•	physician ownership of health care providers; and

•	physician joint ventures involving hospitals.

     Amendments in 1986 to the federal False Claims Act have made it easier for private parties to bring “qui tam” whistleblower lawsuits against companies. Some states have adopted similar state whistleblower and false claims provisions.

     The Office of the Inspector General of the U.S. Department of Health and Human Services and the Department of Justice have, from time to time, established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Initiatives include a focus on hospital billing for outpatient charges associated with inpatient services, as well as improper billing for transfers of patients to other hospitals. Further, increased attention has been paid to hospitals with high Medicare outlier payments. The Office of the Inspector General is examining outlier payments, and the Centers for Medicare and Medicaid Services is analyzing data to identify hospitals with high outlier payments for further review. We do not believe that our outlier payments are significant in relation to our total Medicare reimbursement.

     Some of our activities may be the subject of governmental investigations or inquiries from time to time. For example, we have significant Medicare and Medicaid billings, we provide cardiac and wound care services at our hospitals, we have joint venture arrangements involving physician investors and we have five hospitals that have physician investors. In addition, our executives and managers, many of whom have worked at other healthcare companies that are or may become the subject of federal and state investigations and private litigation, may be included in governmental investigations or named as defendants in private litigation. Any investigations of us, our executives or managers could result in significant liabilities or penalties to us, as well as adverse publicity.

     A Failure of Our Information Systems Would Adversely Affect Our Ability to Properly Manage Our Operations.

     We rely on our advanced information systems and our ability to successfully use these systems in our operations. These systems are essential to the following areas of our business operations, among others:

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

     If Any One Of The Regions In Which We Operate Experiences An Economic Downturn Or Other Material Change, Our Overall Business Results May Suffer.

     Of our 14 acute care hospitals, four are located in Salt Lake City, three are located in Phoenix, three are located in Tampa-St. Petersburg, and four are located in the State of Texas. For the year ended September 30, 2003, our net revenue was generated as follows:

Operations	Net Revenue

Salt Lake City	24%
Phoenix	20%
Tampa-St. Petersburg	19%
Texas	23%
Health Choice and other	14%

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

     The premiums and self-insurance retentions associated with such insurance have risen substantially in recent years while our maximum coverage under our insurance policies has decreased. Additionally, the rising cost of professional liability insurance and, in some cases, the lack of availability of such insurance coverage, for physicians with privileges at our hospitals increases our risk of vicarious liability in cases where both our hospital and the uninsured or underinsured physician are named as co-defendants. As a result, we are subject to greater self-insured risk and may be required to fund losses out of our operating cash flow to a greater extent than during 2003. We cannot assure you that we will be able to continue to obtain insurance coverage in the future or that, if such insurance is available, that it will be available on acceptable terms.

     Should We Be Unable To Control Healthcare Costs At Health Choice, Our Profitability May Be Adversely Affected.

     During the year ended September 30, 2003, our Health Choice health plan generated 14% of our net revenue. Health Choice derives substantially all of its net revenue through a contract with the Arizona Health Care Cost Containment System, which is the state agency that administers Arizona’s Medicaid program. The Arizona Health Care Cost Containment System sets the capitated rates we receive at Health Choice and Health Choice subcontracts with physicians, hospitals and other healthcare providers to provide services to its enrollees. If we fail to effectively manage healthcare costs, these costs may exceed the payments we receive. Historically, our medical claims expense as a percentage of premium and other operating revenue has fluctuated. Relatively small changes in these medical loss ratios can create significant changes in the profitability of Health Choice. Many factors can cause actual healthcare costs to exceed the capitated rates set by the Arizona Health Care Cost Containment System, including:

•	our ability to contract with cost-effective healthcare providers;

•	the increased cost of individual healthcare services;

•	the type and number of individual healthcare services delivered; and

•	the occurrence of catastrophes, epidemics or other unforeseen occurrences.

Although we have been able to manage medical claims expense through a variety of techniques, we may not be able to continue to effectively manage medical claims expense in the future. Additionally, the significant increase in members since September 30, 2003 increases the risk associated with effectively managing health claims expense. If our medical claims expense increases or capitated rates set by the Arizona Health Care Cost Containment System decrease, our financial condition or results of operations may be adversely affected.

     If Health Choice’s Contract With The Arizona Health Care Cost Containment System Was Discontinued, Our Net Revenue And Profitability Would Be Adversely Affected.

     Our contract with the Arizona Health Care Cost Containment System expires September 30, 2006 with two additional one-year renewals and is terminable without cause on 90 days’ written notice or for cause upon written notice if we fail to comply with any term or condition of the contract or fail to take corrective action as required to comply with the terms of the contract. Additionally, the Arizona Health Care Cost Containment System can terminate our contract in the event of the unavailability of state or federal funding. As other health plans attempt to enter the Arizona market, we may face increased competition. If we are unable to renew, successfully rebid or compete for our contract with the Arizona Health Care Cost Containment System, or if our contract is terminated, our financial condition and results of operations would be adversely affected.

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

     Difficulties With The Integration Of Acquisitions May Disrupt Our Ongoing Operations.

     If we are able to successfully complete hospital acquisitions, we cannot guarantee that we will be able to effectively integrate the acquired facilities with our existing operations. The process of integrating acquired hospitals may require a disproportionate amount of management’s time and attention, potentially distracting management from its day-to-day responsibilities. In addition, poor integration of acquired facilities could cause interruptions to our business activities, including those of the acquired facilities. As a result, we may not realize all or any of the anticipated benefits of an acquisition and we may incur significant costs related to the acquisitions or integration of these facilities. In addition, we may acquire hospitals that have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations. Although we seek indemnification from prospective sellers covering these matters, we may nevertheless have material liabilities for past activities of acquired hospitals.

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

Item 2. Properties.

     We operate 14 general, acute care hospitals and a behavioral health center. We also have an ownership interest in three ambulatory surgery centers. Of the 14 acute care hospitals we operate, we currently own 12 and lease two. Third-party investors own limited partnership interests in our subsidiaries that own and operate five of our hospitals. Third-party investors own an 11.2% limited partnership interest in our subsidiary that operates Odessa Regional Hospital, a 2.6% limited partnership interest in our subsidiary that owns Jordan Valley Hospital, an 11.2% limited partnership interest in our subsidiary that owns both Mid-Jefferson Hospital and Park Place Medical Center, and a 2.5% limited partnership interest in our subsidiary that owns Davis Hospital & Medical Center. Two of our surgery centers are owned by joint ventures in which we own varying interests. The following table contains information concerning our acute care hospitals, behavioral health center and ambulatory surgery centers.

Hospitals	City	State	Licensed Beds

Davis Hospital & Medical Center(1)	Layton	UT	136
Jordan Valley Hospital(2)	West Jordan	UT	50
Pioneer Valley Hospital(3)	West Valley City	UT	139
Salt Lake Regional Medical Center	Salt Lake City	UT	200
Mesa General Hospital Medical Center(4)	Mesa	AZ	130
St. Luke’s Medical Center(5)	Phoenix	AZ	310
Tempe St. Luke’s Hospital	Tempe	AZ	109
Memorial Hospital of Tampa	Tampa	FL	174
Palms of Pasadena Hospital	St. Petersburg	FL	307
Town & Country Hospital	Tampa	FL	201
Mid-Jefferson Hospital(6)	Nederland	TX	138
Odessa Regional Hospital(6)	Odessa	TX	146
Park Place Medical Center(6)	Port Arthur	TX	178
Southwest General Hospital	San Antonio	TX	289

Surgery Centers

Davis Surgical Center(7)	Layton	UT	—
Biltmore Surgery Center(8)	Phoenix	AZ	—
Arizona Diagnostic and Surgery Center	Mesa	AZ	—

(1)	Owned by a limited partnership in which we own a 97.5% interest.

(2)	Owned by a limited partnership in which we own a 97.4% interest.

(3)	Pioneer Valley Hospital is leased pursuant to a lease agreement that expires on January 31, 2019. We have options to extend the term of the lease through January 31, 2039.

(4)	Mesa General Hospital Medical Center is leased pursuant to a lease agreement that expires on July 31, 2006.

(5)	Includes St. Luke’s Behavioral Health Center.

(6)	Owned by a limited partnership in which we own an 88.8% interest.

(7)	Owned by a joint venture in which we own a 26.6% interest.

(8)	Owned by a joint venture in which we own a 62.4% interest.

     We also operate medical office buildings in conjunction with our hospitals. These office buildings are occupied primarily by physicians who practice at our hospitals.

     In addition, we own the land and buildings at Rocky Mountain Medical Center, which we opened on April 10, 2000 and closed on June 2, 2001. We have classified the assets at Rocky Mountain Medical Center as held for sale.

     Our principal executive offices in Franklin, Tennessee are located in approximately 31,000 square feet of office space. Of our office space, 27,000 square feet of space is leased pursuant to a lease with an expiration date in 2005. The remaining 4,000 square feet of our office space is leased pursuant to a sublease with an expiration date in 2004. On October 6, 2003, we entered into a new lease for approximately 38,000 square feet of office space on the campus where our principal executive offices currently are located. The new lease includes a seven-year term which commences on January 1, 2004. Our landlord has agreed to release us from our obligations under our existing lease upon commencement of the term of our new lease. Our principal executive offices, hospitals and other facilities are suitable for their respective uses and generally are adequate for our present needs.

Item 3. Legal Proceedings.

     On August 18, 2000, our subsidiary, Rocky Mountain Medical Center, filed a Complaint and Motion for Preliminary Injunction in the Third Judicial District Court for Salt Lake County, State of Utah against St. Mark’s Hospital. St. Mark’s Hospital is owned by HCA Inc. The complaint alleges certain state law violations by St. Mark’s Hospital, including exclusionary contracting practices and other conduct constituting, among other things, a group boycott under the Utah Antitrust Act, and seeks unspecified monetary and punitive damages. Both parties filed Motions for Summary Judgment in this case and consolidated oral arguments regarding both parties’ motions were held on October 29, 2001. On December 14, 2001, the court denied both parties’ motions. On June 25, 2002, the court granted our motion to add HCA Inc. and one of its subsidiaries as defendants. On July 22, 2002, Rocky Mountain Medical Center filed an amended complaint. The amended complaint alleges the same causes of actions as the original complaint and names HCA Inc. and Ogden Regional Medical Center Inc. as defendants. On February 3, 2003, the action was reassigned to a new judge and, on March 11, 2003, he held a status conference in which he ordered Rocky Mountain Medical Center to certify the case ready for trial no later than September 15, 2003. The parties have completed principal discovery and Rocky Mountain Medical Center certified readiness for trial on a timely basis consistent with the court order. On November 10, 2003, HCA filed a Motion for Summary Judgment and Rocky Mountain Medical Center filed its Response with the court on December 17, 2003. A pre-trial conference was held on December 9, 2003, at which time the court scheduled January 26, 2004 for the hearing on the Motion for Summary Judgment. The court also scheduled the trial to commence on February 10, 2004. Rocky Mountain Center intends to continue to vigorously pursue this litigation.

     We have been advised that our hospital in San Antonio, Texas, Southwest General Hospital, is a subject of an investigation relating to the provision of hyperbaric oxygen therapy services. In a letter dated February 11, 2003, the U.S. Attorney for the Western District of Texas stated that the investigation relates to certain billing practices for these services since 1998. We are cooperating with the U.S. Attorney’s office with respect to this investigation. Based on information currently available, we believe the investigation relates primarily to the period when Tenet Healthcare Corporation owned the hospital. Although we are unable to predict the outcome of this investigation, we do not believe it will have a material adverse effect on our business, financial condition or results of operations.

     We are involved in other litigation and proceedings in the ordinary course of our business. We do not believe the outcome of any such litigation will have a material adverse effect upon our business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of stockholders during the fourth quarter ended September 30, 2003.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

     There is no established public trading market for our common stock. At December 24, 2003, there were 60 holders of record of our common stock.

     We have not declared or paid a cash dividend on our common stock. It is the present policy of our board of directors to retain all earnings to support operations and finance expansion. Our senior credit facility restricts our ability to pay cash dividends on our common stock, and the indentures governing our senior subordinated notes currently prohibit the payment of cash dividends on our common stock.

     See Item 12., Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, included elsewhere in this report for information regarding our equity compensation plans.

Item 6. Selected Financial Data.

     The following tables present selected financial data for our company for the years ended September 30, 2003, 2002, 2001 and 2000 derived from our audited consolidated financial statements and include financial data for the ten hospitals that we acquired from Tenet Healthcare Corporation from October 15, 1999, their date of acquisition. The audited consolidated financial statements and the related notes to our audited consolidated financial statements for the years ended September 30, 2003, 2002 and 2001, together with the related report of independent auditors are included elsewhere in this annual report on Form 10-K.

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

     The following data should be read in conjunction with the audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that appear elsewhere in this annual report on Form 10-K.

	IASIS				Paracelsus Hospitals(1)

	Years Ended				Nine Months Ended		Year Ended
	September 30,				September 30,		December 31,

(In thousands)	2003	2002	2001	2000	1999	1998	1998

					(Unaudited)
Statement of Operations Data:
Net revenue	$1,088,156	$949,888	$889,541	$815,163	$137,397	$134,017	$178,309
Costs and expenses:
Salaries and benefits	375,509	324,713	317,439	285,451	47,169	47,306	63,158
Supplies and other operating expenses	350,226	306,300	303,819	285,083	56,846	55,073	71,346
Medical claims	128,595	116,607	91,498	72,469
Provision for bad debts	86,231	72,238	73,417	60,579	9,934	8,131	11,822
Interest, net	53,881	55,317	64,346	62,352	7,304	13,426	17,088
Depreciation and amortization	56,280	46,111	53,163	47,559	9,620	8,606	11,770
Allocated management fees	—	—	—	—	5,027	4,940	6,587
Recapitalization costs (2)	—	—	—	3,478	—	—	—
Reversal of excess loss contract accrual (3)	—	—	—	—	—	(7,500)	(7,500)
Provision for asset revaluation, closure and other costs (4)	—	—	16,612	—	—	—	—
Loss on debt extinguishment	3,900	—	—	—	—	—	—
Impairment of assets held for sale (4)	11,741	—	—	—	—	—	—
(Gain) loss on sale of assets, net	(588)	7	(314)	—	—	—	—

Total costs and expenses	1,065,775	921,293	919,980	816,971	135,900	129,982	174,271

Earnings (loss) from continuing operations before minority interests, income taxes and cumulative effect of a change in accounting principle	22,381	28,595	(30,439)	(1,808)	1,497	4,035	4,038
Minority interests	1,828	1,042	441	74	(140)	54	68

Earnings (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	20,553	27,553	(30,880)	(1,882)	1,637	3,981	3,970
Income tax expense	—	—	—	2,219	—	—	—

Net earnings (loss) from continuing operations before cumulative effect of a change in accounting principle	20,553	27,553	(30,880)	(4,101)	1,637	3,981	3,970
Earnings (loss) from discontinued operations and cumulative effect of a change in accounting principle (6)	—	(38,525)	1,000	(10,602)	—	—	—

Net earnings (loss)	$20,553	$(10,972)	$(29,880)	$(14,703)	$1,637	$3,981	$3,970

Balance Sheet Data (at end of period):
Total assets	$1,029,999	$898,483	$866,309	$873,839	$213,259	$222,458	$216,319
Long-term debt and capital lease obligations (including current portion)	664,434	582,943	550,177	557,654	1,499	1,269	2,273
Stockholders’ equity (deficit)(5)	176,099	155,544	166,294	5,431	(84,585)	(85,568)	(85,634)
Working capital	148,290	56,999	68,016	65,018	3,687	17,433	10,350

(1)	The selected financial data includes complete financial data for the Paracelsus hospitals for the all of the periods noted with the exception of Rocky Mountain Medical Center, which was closed as of June 30, 1997, reopened by us on April 10, 2000 and subsequently closed by us on June 2, 2001.

(2)	We incurred legal, accounting and other related charges of approximately $3.5 million in connection with the recapitalization transaction.

(3)	The loss reserve of approximately $38.1 million initially recorded in 1996 in connection with an unprofitable capitated Medicare managed care contract at Rocky Mountain Medical Center was reduced by $7.5 million in 1998 based on the final settlement of the unprofitable payor contract.

(4)	In 2001, we recorded asset revaluation, closure and other costs of $16.6 million related to the closure of Rocky Mountain Medical Center in June 2001, employee severance costs and the write-off of deferred initial public offering costs. During 2003, we recorded an impairment charge of $11.7 million on the Rocky Mountain Medical Center net assets to reflect the estimated net proceeds from sale to potential purchasers who would convert the property’s use to retail.

(5)	On October 26, 2000, all shares of our mandatorily redeemable Series A and Series B preferred stock were exchanged for shares of our common stock on the basis of ten common shares for each preferred share. The exchange was recorded in the first quarter of 2001 and increased our stockholders’ equity by approximately $189.3 million.

(6)	Earnings (loss) from discontinued operations and cumulative effect of a change in accounting principle consists of a $39.5 million non-cash transitional impairment charge, related to the adoption of SFAS 142, Goodwill and Other Intangible Assets, during the year ended September 30, 2002 and reversal of excess loss accrual (loss on discontinued operations and disposal) of $1.0 million, $1.0 million, and ($10.6) million for the years ended September 30, 2002, 2001 and 2000, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with our audited consolidated financial statements, the notes to our audited consolidated financial statements, and the other financial information appearing elsewhere in this report. Data for the years ended September 30, 2003, 2002 and 2001 has been derived from our audited consolidated financial statements.

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

General

     We are a leading owner and operator of medium-sized acute care hospitals in high-growth urban and suburban markets. We operate our hospitals with a strong community focus by offering and developing healthcare services to meet the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans. Currently, we own or lease 14 acute care hospitals with a total of 2,028 beds in service. Our hospitals are located in four regions:

•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida; and

•	four cities in Texas, including San Antonio.

We also own and operate a behavioral health center in Phoenix and have an ownership interest in three ambulatory surgery centers. In addition, we own and operate a Medicaid managed health plan in Phoenix called Health Choice Arizona, Inc. that serves over 90,000 members.

     Net revenue is comprised of acute care and premium revenue. Net acute care revenue is comprised of net patient service revenue and other revenue. Net patient service revenue is reported net of contractual adjustments. The adjustments principally result from differences between the hospitals’ established charges and payment rates under Medicare, Medicaid and various managed care plans. The calculation of appropriate payments from the Medicare and Medicaid programs as well as terms governing agreements with other third-party payors are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount. Premium revenue consists of revenue from Health Choice, while other revenue includes medical office building rental income and other miscellaneous revenue.

     A large percentage of our hospitals’ net patient service revenue consists of fixed payment, discounted sources including Medicare, Medicaid and managed care organizations. Fixed payment amounts for Medicare and Medicaid services are often based upon a diagnosis regardless of the cost incurred or the level of services provided. We expect patient volumes from Medicare to increase due to the general aging of the population.

     Inpatient care is expanding to include sub-acute care when a less-intensive, lower cost level of care is appropriate. We have been proactive in the development of a variety of sub-acute inpatient services to utilize a portion of our available capacity. By offering cost-effective sub-acute services in appropriate circumstances, we are able to provide a continuum of care when the demand for such services exists. We have identified opportunities to expand existing physical rehabilitation units and develop other post-acute services such as long term acute care arrangements within our facilities. The results of our product line analyses confirm that the development and use of such units improves clinical outcomes and is economically beneficial.

     We currently record revenue deductions for patient accounts that meet our guidelines for charity care. Other hospital companies have recently proposed changes to their charity care policies to provide discounts from gross charges to certain patients without qualifying insurance. The Centers for Medicare and Medicaid Services has granted preliminary approval to at least one of these proposals pending final approval from federal regulators. If final approval is received, we expect to enact similar changes to our charity care policies.

     Some of the states in which we operate have experienced budget constraints as a result of increased costs and lower than expected tax collections. Health and human services programs, including Medicaid and similar programs, represent a significant portion of state spending. As a response to these budgetary concerns, some states have proposed and other states may propose decreased funding for these programs. If such funding decreases are approved by the states in which we operate, our operating results and cash flows could be materially reduced.

     Health Choice derives substantially all of its revenue through a contract with the Arizona Health Care Cost Containment System to provide specified health services to qualified Medicaid enrollees through contracts with providers. The contract requires us to provide healthcare services in exchange for fixed periodic payments and supplemental payments from the Arizona Health Care Cost Containment System. Our previous contract with the Arizona Health Care Cost Containment System expired by its terms on September 30, 2003. Heath Choice has entered into a new three-year contract with the Arizona Health Care Cost Containment System effective October 1, 2003. As a result of our new contract, our membership at Health Choice has increased from 70,000 as of September 30, 2003 to 90,000 as of December 1, 2003. The new contract provides the Arizona Health Care Cost Containment System with two one-year renewal options following the initial term. In the event our contract were to be discontinued, our revenue would be reduced and our profitability would be adversely affected.

     Upon renewal of our insurance policies effective October 2002, we experienced a significant increase in premiums paid to insurance carriers, especially for professional and general liability coverage. For fiscal 2003, our per claim self-insured retention increased from $2.0 million in fiscal 2002 to $5.0 million and the maximum coverage under our insurance decreased from $100.0 million to $75.0 million. For fiscal 2004, our per claim self-insured retention is unchanged at $5.0 million compared to fiscal 2003 and the maximum coverage under our insurance policies is likewise unchanged at $75.0 million. Additionally, the rising cost of professional liability insurance coverage and, in some cases, the lack of availability of such insurance coverage, for physicians with privileges at our hospitals increases our risk of vicarious liability in cases where both our hospital and the uninsured or underinsured physician are named as co-defendants. The cost of insurance has negatively affected operating results and cash flows throughout the healthcare industry due to pricing pressures on insurers and fewer carriers willing to underwrite professional and general liability insurance. We currently have no information that would lead us to believe that this current trend is temporary in nature, and thus there is no assurance that continued increases in insurance costs will not have a material adverse effect on our future operating results and cash flows.

     The hospital industry continues to experience a shortage of nurses. Like other providers in the Phoenix, Arizona market, we have experienced difficulty in retaining and recruiting nurses in that market. This shortage is forecasted to continue. We have begun a comprehensive recruiting and retention plan for nurses that focuses on competitive salaries and benefits as well as employee satisfaction, best practices, tuition assistance, effective training programs and workplace environment. Additionally, we are actively developing programs to recruit qualified nurses from countries outside of the United States. However, should we be unsuccessful in our attempts to maintain nursing coverage adequate for our present and future needs, our future operating results could be adversely affected.

     The IRS is in the process of conducting examinations of the Company’s federal income tax returns for the fiscal years ended September 30, 2000 and 2001.

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

Discontinued Operations

     Our financial results from continuing operations exclude the results of Clinicare, our physician practice operations that consisted of 31 physicians in 13 offices. We completed exiting this business in fiscal 2002 by selling the assets of our physician practices and closing our practice support offices. Net revenue and expenses associated with these operations have been reclassified to discontinued operations. We incurred losses from our discontinued physician practice operations in the year ended September 30, 2000 of $10.6 million. The loss from discontinued operations for the year ended September 30, 2000, included a charge of $7.4 million to provide for costs associated with the discontinuation and disposal of the physician practice operations. During the years ended September 30, 2002 and 2001, $972,000 and $1.0 million, respectively, of previously recorded loss accruals were reversed because the actual costs of discontinuing these operations were less than previously estimated. No loss accruals were reversed during the year ended September 30, 2003.

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

     Allowance for Doubtful Accounts. Our ability to collect outstanding receivables from third-party payors and others is critical to our operating performance and cash flows. The primary collection risk lies with uninsured patient accounts or patient accounts for which primary insurance has paid but a patient portion remains outstanding. Our policy for estimating the allowance for doubtful accounts is based primarily upon the type and age of the patient accounts receivable, the patient’s economic inability to pay and the effectiveness of our collection efforts. We monitor our accounts receivable balances on a monthly basis and review various analytics to support the basis for our estimates. In addition, we perform hindsight procedures on historical collection and write-off experience to determine the reasonableness of our policy for estimating the allowance for doubtful accounts. We do not pursue collection of amounts related to patients that qualify for charity care under our guidelines. Charity care accounts are deducted from gross revenue and do not affect the provision for bad debt. Significant changes in payor mix or business office operations could have a significant impact on our results of operations and cash flows.

     Allowance for Contractual Discounts and Settlement Estimates. We derive a significant portion of our net patient service revenue from Medicare, Medicaid and managed care payors that receive discounts from our standard charges. For the years ended September 30, 2003, 2002 and 2001, Medicare, Medicaid and managed care revenue accounted for 85.2%, 85.2% and 83.2%, respectively, of total net patient service revenue. Medicare and Medicaid regulations and various managed care contracts are often complex and may include multiple reimbursement mechanisms for different types of services provided in our healthcare facilities and cost settlement provisions requiring complex calculations and assumptions subject to interpretation. We estimate the allowance for contractual discounts on a payor-specific basis by discharge at the patient level given our interpretation of the applicable regulations or contract terms. Management has invested significant resources in human resources and information systems to improve the estimation process. However, the services authorized and provided and resulting reimbursement are often subject to interpretation. These interpretations sometimes result in payments that differ from our estimates. Additionally, updated regulations and contract renegotiations occur frequently necessitating continual review and assessment of the estimation process by management.

     Insurance Reserves. Given the nature of our operating environment, we may become subject to medical malpractice or workers compensation claims or lawsuits. We maintain third-party insurance coverage for individual malpractice and workers compensation claims to mitigate a portion of this risk. In addition, we maintain excess coverage limiting our exposure to an aggregate annual amount for claims. We estimate our reserve for self-insured professional and general liability and workers compensation risks using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis. As of September 30, 2003, our professional and general liability accrual for asserted and unasserted claims was approximately $24.3 million and is included within other long-term liabilities. For the year ended September 30, 2003, our total premiums and self-insured retention cost for professional and general liability insurance was approximately $21.2 million. Our estimated accrual of the self-insurance risk for workers compensation claims at September 30, 2003 was $6.0 million, which is included in accrued expenses and other current liabilities. The estimated accrual for malpractice and workers compensation claims could be significantly affected should current and future occurrences differ from historical claims trends. The estimation process is also complicated by the relatively short period of time in which we have owned our healthcare facilities, as occurrence data under previous ownership may not necessarily reflect occurrence data under our ownership. While we monitor current claims closely and consider outcomes when estimating our insurance accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in the estimates.

     Medical Claims Payable. Medical claims expense, including claims paid to our hospitals, was $135.7 million, or 88.1% of Health Choice revenue, for the year ended September 30, 2003, as compared to $123.0 million, or 89.0% of Health Choice revenue, for the prior-year period. Our liability for medical claims was $25.8 million and $30.3 million at September 30, 2003 and 2002, respectively. We estimate the medical claims payable using historical claims experience (including severity and payment lag time) and other actuarial analysis including number of enrollees, age of enrollees and certain enrollee health indicators to predict the cost of healthcare services provided to enrollees during any given period. While management believes that its estimation methodology effectively captures trends in medical claims costs, actual payments could differ significantly from our estimates given changes in the healthcare cost structure or adverse experience. For the years ended September 30, 2003 and 2002, approximately $7.1 million and $6.4 million, respectively, of health plan payments made to hospitals and other healthcare entities owned by us for services provided to our enrollees were eliminated in consolidation. Our operating results and cash flows could be materially affected by increased or decreased utilization of our owned healthcare facilities by enrollees of our health plan.

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

Results of Operations

Selected Operating Data

     The following table sets forth certain unaudited operating data for each of the periods presented.

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2003	2002	2001(1)

Number of acute care hospitals at end of period	14	14	14
Beds in service at end of period	2,028	2,012	2,063
Average length of stay (days)(2)	4.44	4.29	4.32
Occupancy rates (average beds in service)	50.0%	45.6%	44.1%
Admissions(3)	83,229	77,806	80,511
Adjusted admissions(4)	138,494	131,501	130,502
Patient days(5)	369,620	333,922	347,689
Adjusted patient days(4)	589,267	544,337	545,781

(1)	Includes Rocky Mountain Medical Center, which we closed on June 2, 2001.

(2)	Represents the average number of days that a patient stayed in our hospitals.

(3)	Represents the total number of patients admitted to our hospitals’ inpatient units. Management and investors use this number as a general measure of inpatient volume.

(4)	Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions/patient days by multiplying admissions/patient days by gross patient revenue and then dividing that number by gross inpatient revenue.

(5)	Represents the number of days our beds were occupied by inpatients over the period.

Operations Results Summary

     The following table presents, for the periods indicated, information expressed as a percentage of net revenue. Such information has been derived from our audited consolidated statements of operations. The results of operations include Health Choice. See Note 13 to our audited consolidated financial statements for disclosure of our results of operations by segment.

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2003	2002	2001

Net revenue	100.0%	100.0%	100.0%
Salaries and benefits	34.5	34.2	35.7
Supplies	14.0	14.0	14.9
Medical claims	11.8	12.3	10.3
Other operating expenses	18.2	18.2	19.2
Provision for bad debts	7.9	7.6	8.2
Depreciation and amortization	5.2	4.9	6.0
Interest, net	5.0	5.8	7.2
Loss on debt extinguishment	0.4	—	—
Impairment of assets held for sale	1.0	—	—
Provision for asset revaluation, closure and other costs	—	—	1.9
Minority interests	0.1	0.1	0.1

Earnings (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	1.9	2.9	(3.5)
Income tax expense	—	—	—

Net earnings (loss) from continuing operations before cumulative effect of a change in accounting principle	1.9	2.9	(3.5)

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2003	2002	2001

Earnings (loss) from discontinued operations and cumulative effect of a change in accounting principle(1)	—	(4.1)	0.1

Net earnings (loss)	1.9%	(1.2)%	(3.4)%

(1)	Earnings (loss) from discontinued operations and cumulative effect of a change in accounting principle consists of a $39.5 million non-cash transitional impairment charge, related to the adoption of SFAS 142, Goodwill and Other Intangible Assets, on October 1, 2001 and reversal of excess loss accrual (loss on discontinued operations and disposal) of $1.0 million for each of the years ended September 30, 2002 and 2001, respectively.

Year Ended September 30, 2003 Compared to Year Ended September 30, 2002

     Net revenue - Net revenue for the year ended September 30, 2003 was $1.1 billion, an increase of $138.3 million, or 14.6%, from $949.9 million for the year ended September 30, 2002. The increase in net revenue was a combination of an increase of $122.5 million in net revenue from hospital operations, which we refer to as our acute care service segment in our financial statements, and an increase of $15.8 million in net revenue from Health Choice.

     Before eliminations, net revenue from our hospital operations for the year ended September 30, 2003 was $941.3 million, an increase of $123.2 million, or 15.1%, from $818.1 million for the year ended September 30, 2002. For the years ended September 30, 2003 and 2002, approximately $7.1 million and $6.4 million, respectively, of net revenue received from Health Choice by hospitals and other healthcare entities owned by us was eliminated in consolidation. Net adjustments to estimated third-party payor settlements, also known as prior years contractuals, resulted in a decrease in net revenue of $5.0 million for the year ended September 30, 2003 compared to an increase in net revenue of $2.0 million for the same period last year. Our net patient service revenue per adjusted admission increased 10.2% for the year ended September 30, 2003 compared to the year ended September 30, 2002. The increase in net patient service revenue per adjusted admission was due primarily to rate increases and increased acuity.

     Admissions increased 7.0% from 77,806 for the year ended September 30, 2002 to 83,229 for the same period in 2003, and patient days increased 10.7% from 333,922 for the year ended September 30, 2002 to 369,620 for the same period in 2003. Adjusted admissions increased 5.3% from 131,501 for the year ended September 30, 2002 to 138,494 for the same period in 2003, and adjusted patient days increased 8.3% from 544,377 for the year ended September 30, 2002 to 589,267 for the same period in 2003. The increase in admissions and adjusted admissions was the result of our focus on upgrading medical equipment and technology, expanding services at certain facilities including expanded emergency rooms and recruiting additional physicians. The average length of stay resulting from admissions and patient days increased 3.0% from 4.29 days for the year ended September 30, 2002 to 4.44 days for the same period in 2003. The increase in length of stay was attributable in part to greater acuity, an increase in sub-acute services and growth in other product lines with expected longer lengths of stay.

     Net revenue from Health Choice was $154.0 million for the year ended September 30, 2003, an increase of $15.8 million, or 11.4%, from $138.2 million for the year ended September 30, 2002. Covered lives under this prepaid Medicaid plan have increased 13.4% from 58,342 at September 30, 2002 to 70,000 at September 30, 2003. The increase in covered lives has positively impacted Health Choice’s net revenue for the year ended September 30, 2003 compared to the year ended September 30, 2002. The growth in covered lives is due primarily to a change in the eligibility standards in Arizona beginning in April 2001, with additional phase-in dates in July 2001 and October 2001, which increased the Medicaid-eligible population. Effective October 1, 2003, Health Choice entered into a new three-year contract with the Arizona Health Care Cost Containment System. As a result of our new contract, our membership at Health Choice has increased to over 90,000 lives as of December 24, 2003.

     Salaries and benefits – Salaries and benefits expense from our hospital operations for the year ended September 30, 2003 was $368.8, million or 39.2%, of acute care net revenue, compared to $319.4 million, or 39.0%, for the year ended September 30, 2002. The 0.2% increase as a percentage of acute care net revenue was due primarily to general wage inflation and an increase in employee benefits and contract labor. Contract labor, a component of salaries and benefits expense, increased by $9.7 million, or a 0.8% increase as a percent of acute care net revenue, for the year ended September 30, 2003 compared to the year ended September 30, 2002. This increase was due primarily to significant volume growth in certain markets requiring greater utilization of agency nurses and technicians, coupled with increases in rates charged by staffing agencies. Benefits expense from our hospital operations increased by approximately $10.1 million, or a 0.2% increase as a percent of acute care net revenue, for the year ended September 20, 2003 compared to the same period in 2002 due primarily to the increased cost and utilization of healthcare benefits for employees. We have implemented changes to our employee healthcare benefit program that will take effect January 1, 2004 in response to the increase in the cost of healthcare benefits in 2003.

     Supplies – Supplies expense from our hospital operations for the year ended September 30, 2003 was $151.9 million, or 16.1% of acute care net revenue, compared to $132.6 million, or 16.2%, for the year ended September 30, 2002. The 0.1% decrease as a percentage of acute care net revenue was due in part to increased compliance with our group purchasing contract. This contract has resulted in better pricing generally and greater discounts on certain implants, offset by an overall increase in acuity levels, which resulted in an increased utilization of higher cost medical supplies such as cardiac implants and certain drugs. During the fourth quarter of 2003, we entered into a new contract for the distribution of pharmaceutical and medical supplies for certain of our facilities. The change in distributor was made to achieve better service and price savings on such supplies.

     Medical claims – Medical claims before eliminations for Health Choice increased $12.7 million to $135.7 million for the year ended September 30, 2003 compared to $123.0 million for the year ended September 30, 2002. For the years ended September 30, 2003 and 2002, approximately $7.1 million and $6.4 million, respectively, of medical claims paid to our hospitals was eliminated in consolidation. Medical claims represents the amounts paid by Health Choice for health care services provided to its members. The increase in medical claims expense was due to the incremental cost of increased enrollment.

     Other operating expenses – Other operating expenses from our hospital operations for the year ended September 30, 2003 was $195.2 million, or 20.7% of acute care net revenue, compared to $171.0 million, or 20.9%, for the year ended September 30, 2002. The 0.2% decrease as a percentage of acute care net revenue was primarily a result of the leveraging of fixed costs through the growth in net revenue, offset to an extent by an increase in insurance expense and physician recruiting costs. Insurance expense increased by approximately $3.1 million, or in excess of 17%, for the year ended September 30, 2003 compared to the prior fiscal year. We expect our other operating expenses to continue to be negatively impacted for the near term by these insurance expense increases as a result of continued cost pressures on the professional liability insurance market. Additionally, physician recruiting expense increased by $2.9 million for the year ended September 30, 2003 compared to the prior fiscal year.

     Provision for bad debts - Provision for bad debts for our hospital operations for the year ended September 30, 2003 was $86.2 million, or 9.2% of acute care net revenue, compared to $72.2 million, or 8.8%, for the year ended September 30, 2002. The 0.4% increase as a percentage of acute care net revenue was due primarily to growth in self-pay revenue resulting from an increase in the number of uninsured patients. Additionally, the provision for bad debts has been negatively impacted by an increase in the amount of co-pays and deductibles passed on by employers to employees. We anticipate that growth in self-pay revenue will continue to negatively impact the provision for bad debts.

     Depreciation and amortization - The $10.2 million increase in depreciation and amortization expense from $46.1 million for the year ended September 30, 2002 to $56.3 million for the same period in 2003 was primarily the result of the incremental depreciation expense on additions to property and equipment during fiscal 2003. These additions are the result of the implementation of our operating strategy, pursuant to which we have made substantial investments in our existing facilities. Additionally, during the fourth quarter of 2003, we began the acceleration of depreciation on two of our facilities in anticipation of consolidating these hospitals’ operations into a new hospital for 2005. This resulted in $3.0 million of additional depreciation in 2003 as compared to 2002.

     Interest, net - The $1.4 million decrease in interest expense, net of interest income, from $55.3 million for the year ended September 30, 2002 to $53.9 million for the same period in 2003 was due to a decline in interest rates during fiscal 2003, offset by additional interest expense incurred on our new 8½% senior subordinated notes issued in 2003. Borrowings under our bank credit facility bear interest at variable rates. The weighted average interest rate of outstanding borrowings under the bank credit facility was approximately 5.7% for the year ended September 30, 2003 compared to 6.5% for the year ended September 30, 2002.

     Loss on debt extinguishment - During the year ended September 30, 2003, we recorded a $3.9 million loss on debt extinguishment as a result of the expensing of unamortized deferred financing costs associated with the refinancing of our bank credit facility, as discussed below in “Liquidity and Capital Resources.”

     Impairment of assets held for sale - During fiscal 2003, we recorded an impairment charge of $11.7 million on assets held for sale. This charge is based on the current estimated net proceeds anticipated from the eventual sale of the Rocky Mountain Medical Center real property. The charge was taken to reflect the fact that we are now considering the sale of the property to potential purchasers who would convert its use to retail.

     Minority interests – Minority interests increased $786,000 to $1.8 million in fiscal 2003 compared to $1.0 million in fiscal 2002. Minority interests represent the third party portion of earnings of our non-wholly owned subsidiaries included in our consolidated statements of operations. The increase in minority interests relates primarily to our successful syndication of three of our subsidiaries during fiscal 2003, pursuant to which we sold a percentage of each subsidiary to third party investors.

     Income tax expense - We recorded no provision for income taxes for the years ended September 30, 2003 and 2002 due to the use of deferred tax assets that were previously reserved with a valuation allowance.

     Cumulative effect of a change in accounting principle - During the year ended September 30, 2002, we recorded a $39.7 million cumulative effect of a change in accounting principle, consisting of a non-cash transitional impairment charge, related to the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

     Net earnings (loss) – Net earnings (loss) increased from $(11.0) million in fiscal 2002, including the effect of the $39.5 cumulative effect of a change in accounting principle discussed above and the $972,000 reversal of excess loss accrual for discontinued operations, to $20.6 million in fiscal 2003. Net earnings for the year ended September 30, 2003 was adversely affected by increases in depreciation and amortization expense, the impairment of assets held for sale and loss on debt extinguishment, along with interest expense on the new 8½% senior subordinated notes.

Year Ended September 30, 2002 Compared to Year Ended September 30, 2001

     Net revenue – Net revenue for the year ended September 30, 2002 was $949.9 million, an increase of $60.4 million, or 6.8%, from $889.5 million for the year ended September 30, 2001. The increase in net revenue was a combination of an increase of $32.7 million in net revenue from hospital operations, which we refer to as our acute care service segment in our financial statements, and an increase of $27.6 million in net revenue from Health Choice.

     Before eliminations net revenue from our hospital operations for the year ended September 30, 2002 was $818.1 million, an increase of $31.4 million, or 4.0%, from $786.7 million for the year ended September 30, 2001. For the years ended September 30, 2002 and 2001, approximately $6.4 million and $7.7 million, respectively, of net revenue received from Health Choice by hospitals and other healthcare entities owned by us was eliminated in consolidation. A portion of the increase in net revenue from period to period was due to a reduction in net revenue of $6.35 million in the year ended September 30, 2001 to provide for managed care valuation allowances, for healthcare service claims disputed with managed care organizations and other third-party payors and disputes that arose with respect to costs associated with patients covered under a capitated contract. Additionally, the increase in net revenue was offset by Rocky Mountain Medical Center, which generated $12.9 million of net revenue for the year ended September 30, 2001 and was closed on June 2, 2001, as discussed below. On a same facility basis, which excludes the results of Rocky Mountain Medical Center, our net patient service revenue per adjusted admission increased 2.0% for the year ended September 30, 2002, compared to the year ended September 30, 2001. The increase in net patient service revenue per adjusted patient day was due primarily to rate increases in our hospital operations and increased acuity.

     On a same facility basis, admissions decreased 2.2% from 79,594 for the year ended September 30, 2001, to 77,806 for the same period in 2002, and patient days decreased 3.0% from 344,394 for the year ended September 30, 2001, to 333,922 for the same period in 2002. Adjusted admissions on a same facility basis increased 2.0% from 128,923 for the year ended September 30, 2001 to 131,501 for the same period in 2002, and adjusted patient days increased 0.8% from 540,108 for the year ended September 30, 2001, to 544,377 for the same period in 2002. Volume was negatively impacted during the year ended September 30, 2002 by the results from our Arizona market as well as the closure of certain sub-acute units in other markets during the prior year. Excluding our Arizona market, admissions and adjusted admissions increased 1.4% and 4.8%, respectively, while patient days and adjusted patient days increased 1.8% and 4.6%, respectively.

     Net revenue from Health Choice was $138.2 million for the year ended September 30, 2002, an increase of $27.6 million, or 25.0%, from $110.6 million for the year ended September 30, 2001. Covered lives under this prepaid Medicaid plan have increased 18.0% from 49,455 at September 30, 2001 to 58,342 at September 30, 2002. The increase in covered lives positively impacted Health Choice’s net revenue for the year ended September 30, 2002 compared to the year ended September 30, 2001. The growth in covered lives was due primarily to a change in the eligibility standards in Arizona beginning in April 2001, with additional phase-in dates in July 2001 and October 2001, which increased the Medicaid-eligible population.

     Salaries and benefits – Salaries and benefits expense from our hospital operations for the year ended September 30, 2002 was $319.4 million, or 39.0% of acute care net revenue, compared to $312.7 million, or 39.7% for the year ended September 30, 2001. The 0.7% decrease as a percentage of acute care net revenue was attributable to continued evaluation of and adjustments to our staffing levels and increased net revenues. Contract labor, a component of salaries and benefits expense, increased by $1.1 million for the year ended September 30, 2002 compared to the year ended September 30, 2001 due primarily to a continued shortage of nurses and technicians, coupled with increases in rates charged by staffing agencies.

     Supplies – Supplies expense from our hospital operations for the year ended September 30, 2002 was $132.6 million, or 16.2% of acute care net revenue, compared to $132.0 million, or 16.8% for the year ended September 30, 2001. The 0.6% decrease as a percentage of acute care net revenue was due in part to our new group purchasing contract which we entered into in the third quarter of 2002. This contract resulted in better pricing generally and greater discounts on implants and cardiac devices. The supplies expense improvement was also due to the implementation of improved inventory systems and processes.

     Medical claims – Medical claims increased $23.8 million to $123.0 million for the year ended September 30, 2002 compared to $99.2 million for the year ended September 30, 2001. For the years ended September 30, 2002 and 2001, approximately $6.4 million and $7.7 million, respectively, of medical claims paid to our hospitals was eliminated in consolidation. Medical claims represents the amounts paid by Health Choice for health care services provided to its members. The increase in medical claims expense was due to the incremental cost of increased enrollment.

     Other operating expenses – Other operating expenses from our hospital operations for the year ended September 30, 2002 was $171.0 million, or 20.9% of acute care net revenue, compared to $169.3 million, or 21.5% for the year ended September 30, 2001. The 0.6% decrease as a percentage of acute care net revenue was the result of the leveraging of fixed costs through the growth in net revenue, offset to an extent by an increase in insurance costs. Insurance expense increased by approximately $9.3 million, or in excess of 100%, for the year ended September 30, 2002. As a result of the October 2001 acquisition of the land and buildings at two of our facilities in Arizona previously operated under long-term leases, approximately $7.5 million in rent expense for the year ended September 30, 2001 was not incurred in 2002.

     Provision for bad debts – Provision for bad debts for our hospital operations for the year ended September 30, 2002 was $72.2 million, or 8.8% of acute care net revenue, compared to $73.4 million, or 9.3% for the year ended September 30, 2001. The 0.5% decrease as a percentage of acute care net revenue was due primarily to better performance in a number of areas in our business offices, including improved collections on self-pay accounts receivable as a result of our new national call center and procedures to qualify patients for Medicaid, which resulted in a decrease in our self-pay revenue.

     Depreciation and amortization – Depreciation and amortization expense decreased $7.1 million from $53.2 million for the year ended September 30, 2001 to $46.1 million for the same period in 2002. Effective October 1, 2001, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, which eliminated amortization for goodwill and other intangible assets with indefinite lives, as discussed below. The adoption of this accounting standard was responsible for a $12.0 million decrease in amortization expense for the year ended September 30, 2002 compared to the year ended September 30, 2001. The decrease in amortization was partially offset by an increase in depreciation as a result of additions to property, plant and equipment during 2001 and 2002.

     Interest, net – The $9.0 million decrease in interest expense, net of interest income, from $64.3 million for the year ended September 30, 2001 to $55.3 million for the same period in 2002 was due to declines in interest rates during fiscal 2001 and 2002. The weighted average interest rate of outstanding borrowings under the bank credit facility was approximately 6.5% for the year ended September 30, 2002 compared to 9.5% for the year ended September 30, 2001. The decrease in interest expense due to lower interest rates was partially offset by the expense of additional borrowings of approximately $55.3 million on October 15, 2001 for the acquisition of the land and buildings at two of our facilities in Arizona previously operated under long-term operating leases.

     Minority interests – Minority interests increased $601,000 to $1.0 million in fiscal 2002 compared to $441,000 for fiscal 2001. Minority interests represent the third party portion of earnings of our non-wholly owned subsidiaries included in our consolidated statements of operations. The increase in minority interests relates primarily to improved operating results by our non-wholly owned subsidiaries.

     Income tax expense – We recorded no provision for income taxes for the year ended September 30, 2002 due to the use of deferred tax assets that were previously reserved with a valuation allowance. We recorded no provision for income taxes for the year ended September 30, 2001 due to the uncertainty of realizing a tax benefit related to the losses incurred.

     Reversal of preferred stock dividends – We recorded a $25.3 million reversal of preferred stock dividends during the year ended September 30, 2001. The preferred stock, which was exchanged for shares of our common stock on the basis of ten common shares for each preferred share in October 2000, was mandatorily redeemable and dividends were payable in shares of our common stock. The preferred stock was exchanged for common stock without benefit to the preferred stockholders of the accrued dividends, therefore, the accrual of dividends was reversed in the first quarter of fiscal 2001.

     Net loss - Net loss attributable to common stockholders after the effect of the preferred stock dividend reversal for the year ended September 30, 2001 was $4.5 million compared to a net loss for the year ended September 30, 2002 of $11.0 million. The net loss for 2002 includes a cumulative effect of change in accounting principle of $39.5 million for the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, as of October 1, 2001.

Asset Revaluation, Closure and Other Costs

Asset Revaluation

     During the year ended September 30, 2001, we closed Rocky Mountain Medical Center and recorded a pre-tax asset revaluation charge of approximately $2.8 million related to the closure and revaluation of net assets in conjunction with their classification as held for sale. Net revenue and pre-tax losses from Rocky Mountain Medical Center were $12.9 million and $16.1 million, respectively, for the year ended September 30, 2001, excluding the asset revaluation and closure charge. In addition, as a result of the exclusionary contracting practices and other conduct that we believe had a material adverse effect on the business and operations of Rocky Mountain Medical Center, we filed a lawsuit against HCA Inc. and its affiliates seeking damages and other remedies. The lawsuit is currently pending.

     During the year ended September 30, 2003, we recorded an impairment charge of $11.7 million on assets held for sale based on the current estimated net proceeds anticipated from the eventual sale of the Rocky Mountain Medical Center real property. This charge was taken to reflect the fact that we are now considering the sale of the property to potential purchasers who would convert its use to retail. At September 30, 2003, Rocky Mountain

Medical Center net assets held for sale consisted primarily of real property and improvements and totaled approximately $11.1 million. There can be no assurance, however, that we will recover the entire amount in a sale of the assets.

Closure Costs

     During the year ended September 30, 2001, we adopted and implemented an exit plan and recorded pre-tax closure charges of approximately $9.1 million with respect to the closure of Rocky Mountain Medical Center. These charges were comprised of approximately $1.5 million in severance and related costs, $3.5 million in facility and lease termination costs, $2.4 million in contract termination costs and $1.7 million in other exit costs. These closure plans included the involuntary termination of approximately 200 hospital and business office personnel, which were completed by September 30, 2001. During the year ended September 30, 2003, we paid a total of $1.8 million in closure costs, which consisted of $1.0 million in facility and lease termination costs and $800,000 in other exit costs. At September 30, 2003, accrued closure costs totaled approximately $400,000. During 2002, we paid a total of $3.5 million in closure costs, which consisted of $200,000 in severance and related costs, $1.4 million in facility and lease termination costs, $400,000 in contract termination costs and $1.5 million in other exit costs. During the year ended September 30, 2001, we paid a total of $3.4 million in closure costs, including approximately $1.7 million in severance and related costs, $700,000 in facility and lease termination costs, $400,000 in contract termination costs and $600,000 in other exit costs.

Other Costs

     We recorded employee severance costs of $2.5 million during the year ended September 30, 2001 related to management severance and the termination of employees in one of our markets. In addition, during 2001, we recorded costs of $2.2 million to write-off deferred initial public offering costs. On January 22, 2001, we filed a registration statement on Form S-1 with the Securities and Exchange Commission, which was amended on February 13, 2001 and March 6, 2001, to register the sale of our common stock through an underwritten public offering. We subsequently decided not to pursue the public offering and the registration statement was terminated.

Summary of Operations by Quarter

     The following table presents unaudited quarterly operating results for the fiscal years ending September 30, 2003 and 2002. We believe that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the consolidated financial statements. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

	Quarters Ended

	Sept. 30,	June 30,	March 31,	Dec. 31,
	2003	2003	2003	2002

	(in thousands)
Net revenue	$283,156	$278,799	$271,436	$254,765
Net earnings from continuing operations	2,041	82	10,938	7,492
Net earnings (loss)(1)	2,041	82	10,938	7,492

	Quarters Ended

	Sept. 30,	June 30,	March 31,	Dec. 31,
	2002	2002	2002	2001

	(in thousands)
Net revenue	$244,685	$239,898	$244,424	$220,881
Net earnings from continuing operations	5,795	8,754	12,715	289
Net earnings (loss)(2)	6,767	8,754	12,715	(39,208)

(1)	Results for the third quarter ended June 30, 2003 include a $3.9 million loss on the extinguishment of debt and an $11.7 million charge to record the impairment of assets held for sale.

(2)	Results for the first quarter ended December 31, 2001 have been restated for the cumulative effect of a change in accounting principle of $39.5 million related to the adoption of SFAS No. 142 (see discussion above).

Liquidity and Capital Resources

     Our primary sources of liquidity are cash flow provided by our operations and our revolving credit facility. At September 30, 2003, we had $148.3 million in net working capital, compared to $57.0 million at September 30, 2002, an increase of $91.3 million. We generated cash from operating activities of $117.3 million during the year ended September 30, 2003, compared to $77.1 million during the year ended September 30, 2002. During the year ended September 30, 2003 the increase in net working capital was due primarily to the receipt of $72 million in net proceeds from the sale of our 8½% senior subordinated notes in June 2003, as discussed below. Net accounts receivable decreased $1.3 million from $154.5 million at September 30, 2002 to $153.2 million at September 30, 2003. Excluding third-party settlement receivables, our days of net revenue outstanding at September 30, 2003 were 56 compared to 60 at September 30, 2002.

     Investing activities used $80.2 million during the year ended September 30, 2003. Capital expenditures for the year ended September 30, 2003, were approximately $88.6 million, including $8.0 million in equipment acquired through capital lease obligations. Our growth strategy requires significant capital expenditures during the year ending September 30, 2004 and future years. We expect our capital expenditures for fiscal 2004 to be approximately $150.0 million to $160.0 million, including $87.0 million to $92.0 million of construction costs for the renovation and expansion of certain of our existing facilities and $45.0 million to $50.0 million for new equipment at our facilities. On November 20, 2002, we announced plans to build a new hospital in Jefferson County, Texas to consolidate our operations at Mid-Jefferson Hospital in Nederland, Texas and Park Place Medical Center in Port Arthur, Texas. We purchased the land for the new hospital in July 2003 and commenced construction in the fourth quarter of fiscal 2003. We plan to open the new facility in the first half of 2005. The total cost to build the new hospital is currently estimated to be approximately $90.0 million. Included in our budgeted capital expenditures are construction and other project related costs for the new hospital of approximately $50.0 million to $55.0 million that we expect to incur during fiscal 2004. At September 30, 2003, we had projects under construction with an estimated cost to complete and equip of approximately $114.5 million. We anticipate that these projects will be completed over the next two years. We plan to finance our proposed capital expenditures, including the construction of the new hospital, with net proceeds from the issuance of our 8½% senior subordinated notes, borrowings under our revolving credit facility, cash generated from operations, real estate financing and other capital sources that become available.

     Financing activities provided net cash of $64.0 million during the year ended September 30, 2003. During the year ended September 30, 2003, we borrowed $126.6 million pursuant to the terms of our revolving credit facility and repaid $132.1 million pursuant to the terms of our revolving credit facility. In connection with the refinancing of our bank credit facility, we repaid $25.5 million outstanding under our old revolving credit facility and borrowed $13.0 million under the new revolving credit facility to fund costs associated with the refinancing. We voluntarily repaid $24.5 million on outstanding term loans under our bank credit facility borrowings and repaid $10.6 million on outstanding term loans pursuant to the terms of our bank credit facility and capital lease obligations. In addition, we paid $323.5 million on our previous credit facility and received proceeds of $350.0 million from our new bank credit facility, as discussed below. We also received gross proceeds of $100.0 million from the issuance of our 8½% senior subordinated notes. We paid $14.7 million in debt financing costs consisting of $10.9 million related to our new bank credit facility and $4.1 million related to the issuance of the 8½% senior subordinated notes. During the next twelve months, we are required to repay $3.5 million in principal under our new bank credit facility.

     On October 15, 1999, we entered into a bank credit facility through which a syndicate of lenders made a total of $455.0 million available in the form of an $80.0 million tranche A term loan, a $250.0 million tranche B term loan and a $125.0 million revolving credit facility. Effective October 5, 2001, we amended the credit facility to provide for an additional $30.0 million incremental senior secured term loan on substantially the same terms and conditions as the then existing bank credit facility. The new incremental term loan was used solely to fund the purchase on October 15, 2001 of the land and buildings at two facilities in Arizona previously operated under long-term leases.

     On February 7, 2003, we completed the refinancing of our bank credit facility to provide for a new $475.0 million credit facility in the form of a $350.0 million, six-year term B loan and $125.0 million, five-year revolving credit facility. Effective June 6, 2003, the new credit facility was amended to allow for the issuance of our 8½% senior subordinated notes. Proceeds from the new credit facility were used to refinance amounts outstanding under the previous credit facility and to fund closing and other transaction related costs of $10.6 million incurred in connection with the refinancing. The new $125.0 million revolving credit facility is available for working capital and other general corporate purposes. The new credit facility is guaranteed by our subsidiaries and these guaranties are secured by a pledge of substantially all of the subsidiaries’ assets. Loans under the new credit facility accrue interest at variable rates at specified margins above either the agent bank’s alternate base rate or its Eurodollar rate. Principal payments on the new term B loan are due in quarterly installments of $875,000 beginning March 31, 2003 until maturity. The new credit facility includes a 1% prepayment penalty on voluntary prepayments made during the first year on amounts outstanding under the term loan. This prepayment penalty lapses on February 7, 2004. From the net proceeds of our 8½% senior subordinated notes, we made a voluntary prepayment on the term B loan of $24.5 million on June 11, 2003, incurring a prepayment penalty of $245,000. In connection with the refinancing of our bank credit facility, we expensed approximately $3.9 million in unamortized deferred financing costs associated with the previous credit facility during the quarter ended March 31, 2003. The new credit facility is also subject to mandatory prepayment under specific circumstances including a portion of excess cash flow and the net proceeds from an initial public offering, asset sales, debt issuances and specified casualty events, each subject to various exceptions.

     As amended, the new credit facility generally provides for annual capital expenditure limitations of $80.0 million for the year ended September 30, 2003 ($89.3 million including proceeds from sale of assets and hospital syndications), $165.0 million for the year ended September 30, 2004 and $70.0 million per year thereafter through September 30, 2009. In addition, the new credit facility replaced the fixed charge coverage covenant under the previous credit facility with a senior leverage test and provided for revisions to other financial covenants. The new credit facility requires that we comply with various other financial ratios and tests and contains covenants limiting our ability to, among other things, incur debt, engage in acquisitions or mergers, sell assets, make investments or capital expenditures, make distributions or stock repurchases and pay dividends. Covenants under the new credit facility include the following ratios:

September 30,
2003

Actual Total Leverage Ratio	3.82

Maximum Total Leverage Ratio	5.00

Actual Senior Total Leverage	1.58

Maximum Senior Leverage Ratio	3.25

Actual Interest Coverage Ratio	2.51

Minimum Interest Coverage Ratio	2.00

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

     At September 30, 2003, $322.9 million was outstanding under our term B loan and no amounts were outstanding under our revolving credit facility. The new revolving credit facility includes a $75.0 million sub-limit for letters of credit that may be issued by us and, at September 30, 2003, we had issued $39.4 million in letters of credit. We also pay a commitment fee equal to 0.5% of the average daily amount available under the new revolving credit facility. At December 24, 2003, we had no amounts under our new revolving credit facility and had issued $40.3 million in letters of credit, resulting in remaining availability under the revolving credit facility of $84.7 million.

     On October 13, 1999, we issued $230.0 million of 13% senior subordinated notes due 2009. On May 25, 2000, we exchanged all of our outstanding 13% senior subordinated notes due 2009 for 13% senior subordinated notes due 2009 that have been registered under the Securities Act of 1933, as amended.

     On June 6, 2003, we issued $100.0 million of 8½% senior subordinated notes due 2009. After deducting underwriters’ discounts of $2.3 million, the net proceeds from the 8½% senior subordinated notes were used to prepay $24.5 million of our term B loan and pay approximately $1.5 million in costs associated with the offering. The remaining net proceeds will be used for working capital and general corporate purposes, including capital expenditures. On July 16, 2003, pursuant to an effective registration statement on Form S-4 filed with the Securities and Exchange Commission, we commenced an offer to exchange all of the outstanding notes for an equal principal amount of 8½% senior subordinated notes due 2009 that are registered under the Securities Act. The terms of the new notes are identical to those of the outstanding notes except that the new notes are registered under the Securities Act and are not subject to restrictions on transfer. We undertook the exchange offer to satisfy our obligations under the registration rights agreement with the initial purchasers of the outstanding notes. We completed the exchange of all of the outstanding notes for registered notes on August 14, 2003. We did not receive any additional proceeds from the exchange offer.

     Interest on the 13% and 8½% senior subordinated notes is payable semi-annually on April 15 and October 15. The 13% and 8½% senior subordinated notes are unsecured obligations and are subordinated in right of payment to all of our existing and future senior indebtedness. If a change in control occurs, as defined in the indentures, each holder of the 13% and 8½% senior subordinated notes will have the right to require us to repurchase all or any part of that holder’s notes in cash at 101% of the aggregate principal amount of notes repurchased plus accrued and unpaid interest to the date of purchase. Except with respect to a change of control, we are not required to make mandatory redemption or sinking fund payments with respect to the notes. All of our material subsidiaries have fully and unconditionally guaranteed the notes on a joint and several basis, with the exception that Health Choice Arizona, Inc. is not a guarantor of the 8½% senior subordinated notes. The indentures for the notes contain certain covenants, including but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, dividends and our ability to merge or consolidate. The following table summarizes our credit ratings as of September 30:

	2003		2002

Rating agency	Moody’s	S&P	Moody’s	S&P

Corporate Credit Rating	n/a	B+	n/a	B

Old $455 million bank credit facility	n/a	n/a	B1	B

New $475 million bank credit facility	B1	B+	n/a	n/a

13% Senior Subordinated Notes	B3	B-	B3	CCC+

8½% Senior Subordinated Notes	B3	B-	n/a	n/a

Outlook	Stable	Stable	Negative	Negative

     On August 18, 2000, our subsidiary, Rocky Mountain Medical Center, Inc., filed a Complaint and Motion for Preliminary Injunction in the Third Judicial District Court for Salt Lake County, State of Utah against St. Mark’s Hospital. St. Mark’s Hospital is owned by HCA Inc. The complaint alleges certain state law violations by St. Mark’s Hospital, including exclusionary contracting practices and other conduct constitute, among other things, a group boycott under the Utah Antitrust Act, and seeks unspecified monetary and punitive damages. Both parties filed Motions for Summary Judgment in this case and consolidated oral arguments regarding both parties’ motions were held on October 29, 2001. On December 14, 2001, the court denied both parties’ motions. On June 25, 2002, the court granted our motion to add HCA Inc. and one of its subsidiaries as defendants. On July 22, 2002, Rocky Mountain Medical Center filed an amended complaint. The amended complaint alleges the same causes of actions as the original complaint and names HCA Inc. and Ogden Regional Medical Center, Inc. as defendants. On

February 3, 2003, the action was reassigned to a new judge and, on March 11, 2003, he held a status conference in which he ordered Rocky Mountain Medical Center to certify the case ready for trial no later than September 15, 2003. The parties have completed principal discovery and Rocky Mountain Medical Center certified readiness for trial on a timely basis consistent with the court order. On November 10, 2003, HCA filed a Motion for Summary Judgment and Rocky Mountain Medical Center filed its Response with the court on December 17, 2003. A pre-trial conference was held on December 9, 2003, at which time the court scheduled January 26, 2004 for the hearing on the Motion for Summary Judgment. The court also scheduled the trial to commence on February 10, 2004. Rocky Mountain Medical Center intends to continue to vigorously pursue this litigation. We expect to incur additional fees and costs related to this civil action during the next several fiscal quarters.

     As of September 30, 2003, we provided a letter of credit in the amount of $20.6 million for the benefit of the Arizona Health Care Cost Containment System to support our obligations under the Health Choice contract to provide and pay for healthcare services. The amount of the performance guaranty that the Arizona Health Care Cost Containment System requires is based upon the membership in the plan and the related capitation revenue paid to us. Health Choice has entered into a new three-year contract with the Arizona Health Care Cost Containment System effective October 1, 2003.

     Based upon our current level of operations and anticipated growth, we believe that cash generated from operations, cash on hand and amounts available under the revolving credit facility will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for the next 12 months. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under our bank credit facility, or otherwise, to enable us to grow our business, service our indebtedness, including the bank credit facility and our senior subordinated exchange notes, or make anticipated capital expenditures. One element of our business strategy is expansion through the acquisition of hospitals in existing and new markets. The completion of acquisitions may result in the incurrence of, or assumption by us, of additional indebtedness. We continually assess our capital needs and may seek additional financing; including debt or equity as considered necessary to fund capital expenditures and potential acquisitions or for other corporate purposes. Our future operating performance, ability to service or refinance the 13% and 8½% senior subordinated notes and ability to service and extend or refinance the bank credit facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Off-Balance Sheet Arrangements

     We are a party to a rent shortfall agreement and certain master lease agreements with non-affiliated entities and an unconsolidated entity, including parent-subsidiary guarantees, in the ordinary course of business. We do not believe we have engaged in any transaction or arrangement with an unconsolidated entity that is reasonably likely to materially affect liquidity.

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

Tabular Disclosure of Contractual Obligations

     The following table reflects a summary of obligations and commitments outstanding, including both the principal and interest portions of long-term debt and capital lease obligations, as of September 30, 2003.

	Payments due by period

				More
	Less than			than
	1 year	1-3 years	3-5 years	5 years	Total

	(In millions)
Contractual Cash Obligations:
Long-term debt, with interest(1)	$61.4	$122.2	$121.4	$681.1	$986.1
Capital lease obligations, with interest	3.2	6.2	3.7	—	13.1
Operating leases	22.4	36.1	26.5	84.6	169.6
Purchase obligations	7.6	7.0	2.4	0.1	17.1

Subtotal	$94.6	$171.5	$154.0	$765.8	$1,185.9

	Amount of commitment expiration per period

	Less than			After
	1 year	1-3 years	3-5 years	5 years	Total

	(In millions)
Other Commitments:
Construction and improvement commitments	$75.8	$38.7	$—	$—	$114.5
Guarantees of surety bonds	0.4	—	—	—	0.4
Letters of credit	40.3	—	—	—	40.3
Physician commitments	6.5	—	—	—	6.5
Other commitments	0.3	0.6	0.2	—	1.1

Subtotal	$123.3	$39.3	$0.2	$—	$162.8

Total obligations and commitments	$217.9	$210.8	$154.2	$765.8	$1,348.7

(1)	We used 5.7%, the weighted average interest rate incurred on our bank credit facility in 2003, as the assumed interest rate to be paid on our bank credit facility which accrues actual interest at a variable rate.

Recent Accounting Pronouncements

     In November 2002, the Financial Accounting Standards Board, also referred to as the FASB, issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, also referred to as FIN 45. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has undertaken in issuing the guarantee. We will apply FIN 45 to guarantees, if any, issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material effect on our consolidated financial position or results of operations.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, also referred to as FIN 46. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. We do not expect this interpretation to have a material effect on our consolidated financial position or results of operations.

     In May 2003, the FASB Issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Most provisions of this Statement are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. This Statement is not expected to have a material effect on our consolidated financial position or results of operations.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement did not have a material effect on our consolidated financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. As of September 30, 2003, we had in place a $475.0 million bank credit facility bearing interest at variable rates at specified margins above either the agent bank’s alternate base rate or its reserve-adjusted Eurodollar rate. As of September 30, 2003, the bank credit facility consisted of a $350.0 million, six-year term B loan and $125.0 million five-year revolving credit facility.

     The $125.0 million revolving credit facility bears interest at the alternate base rate, plus a margin of 1.75% to 2.50%, or the reserve-adjusted Eurodollar rate, plus 2.75% to 3.50%, both depending on our leverage ratio. The revolving credit facility terminates on February 7, 2008. At September 30, 2003, no amounts were outstanding under the revolving credit facility and $39.4 million in letters of credit were outstanding.

     The term B loan bears interest at the alternate base rate, plus a margin of 3.00% or 3.25%, or the reserve-adjusted Eurodollar rate, plus a margin of 4.00% or 4.25%, both depending on our leverage ratio, and matures on February 7, 2009. At September 30, 2003, $322.9 million was outstanding under the term B loan, bearing interest at 5.36%.

     Although changes in the alternate base rate or reserve-adjusted Eurodollar rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near term changes in interest rates on our consolidated financial position, results of operations or cash flow would not be material. The fair market value of the outstanding obligations under the bank credit facility approximates the carrying value of the facility as a result of the variable interest rates in place as of September 30, 2003. We have not taken any action to cover interest rate risk and are not a party to any interest rate market risk management activities.

     We have $230.0 million in senior subordinated notes due October 15, 2009, with interest payable semi-annually at 13%. On or after October 15, 2004, the 13% senior subordinated notes are redeemable, in whole or in part, at our option at any time at the redemption prices (expressed as percentages of the principal amount thereof) set forth below, together with accrued and unpaid interest to the redemption date, if redeemed during the 12 month period beginning on October 15 of the years indicated:

Year	Price

2004	106.500%
2005	104.875
2006	103.250
2007	101.625
2008 and thereafter	100.000

     The fair market value of the outstanding 13% senior subordinated notes at September 30, 2003 was approximately $257.6 million, based upon quoted market prices as of that date.

     We have $100.0 million in senior subordinated notes due October 15, 2009, with interest payable semi-annually at 8½%. Subject to certain conditions, at any time prior to June 15, 2006, we may on any one or more occasions redeem up to 35.0% of the aggregate principal amount of the 8½% senior subordinated notes at a redemption price of 108.5% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net cash proceeds of one or more equity offerings. On or after June 15, 2006, the notes are redeemable, in whole or in part, at our option at any time at the redemption prices (expressed as percentage of the principal amount thereof) set forth below, together with accrued and unpaid interest to the redemption date, if redeemed during the 12 month period beginning on June 15 of the years indicated:

Year	Price

2006	104.250%
2007	102.125
2008 and thereafter	100.000

     The fair market value of the outstanding 8½% senior subordinated notes at September 30, 2003 was approximately $103.0 million, based upon quoted market prices as of that date.

Item 8. Financial Statements and Supplementary Data

IASIS Healthcare Corporation
Index to Consolidated Financial Statements

Report of Independent Auditors

To the Board of Directors of
IASIS Healthcare Corporation

     We have audited the accompanying consolidated balance sheets of IASIS Healthcare Corporation as of September 30, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IASIS Healthcare Corporation at September 30, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 1 to the consolidated financial statements, effective October 1, 2001, the Company changed its method of accounting for goodwill and other intangible assets.

/s/ ERNST & YOUNG LLP

Nashville, Tennessee
November 10, 2003

IASIS HEALTHCARE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands except share amounts)

	September 30,

	2003	2002

Assets
Current assets:
Cash and cash equivalents	$101,070	$—
Accounts receivable, net of allowance for doubtful accounts of $47,028 and $34,450, respectively	153,183	154,452
Inventories	23,842	23,909
Prepaid expenses and other current assets	16,316	15,697
Assets held for sale	11,070	22,106

Total current assets	305,481	216,164
Property and equipment, net	435,477	402,171
Goodwill	252,204	252,397
Other assets, net	36,837	27,751

Total assets	$1,029,999	$898,483

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$54,172	$47,061
Salaries and benefits payable	29,842	21,551
Accrued interest payable	20,978	15,016
Medical claims payable	25,767	30,262
Accrued expenses and other current liabilities	20,529	19,023
Current portion of long-term debt and capital lease obligations	5,903	26,252

Total current liabilities	157,191	159,165
Long-term debt and capital lease obligations	658,531	556,691
Other long-term liabilities	27,795	22,347
Minority interest in consolidated entities	10,383	4,736
Stockholders’ equity:
Preferred stock - $0.01 par value, authorized 5,000,000 shares; no shares issued and outstanding at September 30, 2003 and 2002	—	—
Common stock - $0.01 par value, authorized 100,000,000 shares; 31,985,029 and 31,984,779 shares issued at September 30, 2003 and 2002, respectively, and 31,956,113 and 31,955,863 shares outstanding at September 30, 2003 and 2002, respectively	320	320
Nonvoting common stock - $0.01 par value, authorized 10,000,000 shares; no shares issued and outstanding at September 30, 2003 and 2002	—	—
Additional paid-in capital	450,720	450,718
Treasury stock, at cost, 16,306,541 shares at September 30, 2003 and 2002	(155,300)	(155,300)
Accumulated deficit	(119,641)	(140,194)

Total stockholders’ equity	176,099	155,544

Total liabilities and stockholders’ equity	$1,029,999	$898,483

See accompanying notes

IASIS HEALTHCARE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended September 30,

	2003	2002	2001

Net revenue:
Net acute care revenue	$934,192	$811,732	$778,987
Premium revenue	153,964	138,156	110,554

Total net revenue	1,088,156	949,888	889,541
Costs and expenses:
Salaries and benefits	375,509	324,713	317,439
Supplies	152,199	132,960	132,332
Medical claims	128,595	116,607	91,498
Other operating expenses	198,027	173,340	171,487
Provision for bad debts	86,231	72,238	73,417
Interest, net	53,881	55,317	64,346
Depreciation and amortization	56,280	46,111	53,163
Loss on debt extinguishment	3,900	—	—
Impairment of assets held for sale	11,741	—	—
Provision for asset revaluation, closure and other costs	—	—	16,612

Total costs and expenses	1,066,363	921,286	920,294

Earnings (loss) from continuing operations before (gain) loss on sale of assets, minority interests, income taxes and cumulative effect of a change in accounting principle	21,793	28,602	(30,753)
Loss (gain) on sale of assets, net	(588)	7	(314)
Minority interests	1,828	1,042	441

Earnings (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	20,553	27,553	(30,880)
Income tax expense	—	—	—

Net earnings (loss) from continuing operations before cumulative effect of a change in accounting principle	20,553	27,553	(30,880)
Cumulative effect of a change in accounting principle	—	(39,497)	—
Discontinued operations:
Reversal of excess loss accrual for discontinued physician practice operations	—	972	1,000

Net earnings (loss)	20,553	(10,972)	(29,880)
Reversal of preferred stock dividends	—	—	25,348

Net earnings (loss) attributable to common stockholders	$20,553	$(10,972)	$(4,532)

See accompanying notes.

IASIS HEALTHCARE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended September 30,

	2003	2002	2001

Cash flows from operating activities:
Net earnings (loss)	$20,553	$(10,972)	$(29,880)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	56,280	46,111	53,163
Minority interests	1,828	1,042	441
Cumulative effect of a change in accounting principle	—	39,497	—
Reversal of excess accrual for discontinued operations	—	(972)	(1,000)
Impairment of assets held for sale	11,741	—	—
Provision for asset revaluation and closure costs	—	—	11,900
(Gain) loss on sale of assets	(588)	7	(314)
Loss on debt extinguishment	3,900	—	—
Changes in operating assets and liabilities, net of disposals:
Accounts receivable	1,413	(6,427)	(2,695)
Inventories, prepaid expenses and other current assets	(2,356)	(3,706)	3,678
Accounts payable and other accrued liabilities	24,508	12,525	12,833

Net cash provided by operating activities	117,279	77,105	48,126

Cash flows from investing activities:
Purchases of property and equipment	(80,600)	(47,625)	(39,323)
Purchase of real estate	—	(55,338)	—
Proceeds from sale of assets	3,205	148	3,131
Payments for acquisitions and dispositions, net	—	—	(101)
Change in other assets	(2,853)	(5,377)	(1,366)

Net cash used in investing activities	(80,248)	(108,192)	(37,659)

Cash flows from financing activities:
Proceeds from issuance of common stock	2	222	1,900
Proceeds from debt borrowings	589,600	190,100	141,000
Payment of debt and capital leases	(516,249)	(162,019)	(148,989)
Debt financing costs incurred	(14,667)	(2,587)	—
Distribution of minority interests	(762)	(685)	(149)
Proceeds from hospital syndications	6,115	—	1,827

Net cash provided by (used in) financing activities	64,039	25,031	(4,411)

Increase (decrease) in cash and cash equivalents	101,070	(6,056)	6,056
Cash and cash equivalents at beginning of period	—	6,056	—

Cash and cash equivalents at end of period	$101,070	$—	$6,056

Supplemental disclosure of cash flow information:
Cash paid for interest	$49,198	$58,875	$65,962

Cash paid (refunded) for income taxes, net	$57	$(1,830)	$2,183

Supplemental schedule of noncash investing and financing activities:
Capital lease obligations incurred to acquire equipment	$8,033	$4,686	$668

See accompanying notes

IASIS HEALTHCARE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands except share amounts)

	Common Stock		Additional
			Paid-In	Treasury	Accumulated
	Shares	Par Value	Capital	Stock	Deficit	Total

Balance at September 30, 2000	14,404,288	$144	$259,654	$(155,025)	$(99,342)	$5,431
Shares issued	152,501	2	1,450	—	—	1,452
Stock options exercised	46,985	1	447	—	—	448
Exchange of preferred stock for common stock	17,357,671	173	163,757	—	—	163,930
Reversal of preferred stock dividends	—	—	25,348	—	—	25,348
Repurchase of common stock	(28,916)	—	—	(275)	—	(275)
Other	—	—	(160)	—	—	(160)
Net loss	—	—	—	—	(29,880)	(29,880)

Balance at September 30, 2001	31,932,529	320	450,496	(155,300)	(129,222)	166,294
Shares issued	23,334	—	222	—	—	222
Net loss	—	—	—	—	(10,972)	(10,972)

Balance at September 30, 2002	31,955,863	320	450,718	(155,300)	(140,194)	155,544
Stock options exercised	250	—	2	—	—	2
Net earnings	—	—	—	—	20,553	20,553

Balance at September 30, 2003	31,956,113	$320	$450,720	$(155,300)	$(119,641)	$176,099

See accompanying notes

IASIS HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

     IASIS Healthcare Corporation (“IASIS” or the “Company”) (formerly known as Paracelsus Utah Facilities, the Company’s predecessor entity) operates medium-sized hospitals in high-growth urban and suburban markets. At September 30, 2003, the Company owned or leased 14 acute care hospitals with a total of 2,028 beds in service. The Company’s hospitals are located in four regions: Salt Lake City, Utah; Phoenix, Arizona; Tampa-St. Petersburg, Florida; and four cities in Texas, including San Antonio. The Company also owns and operates a behavioral health center in Phoenix and has an ownership interest in three ambulatory surgery centers. In addition, the Company owns and operates a Medicaid managed health plan called Health Choice Arizona, Inc. (“Health Choice” or the “Plan”), serving over 70,000 members in Arizona as of September 30, 2003.

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

2.	Significant Accounting Policies

Net Revenue

     The Company’s healthcare facilities have entered into agreements with third-party payors, including government programs and managed care health plans, under which the facilities are paid based upon established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges.

     Net patient service revenue is reported at the estimated net realizable amounts from third-party payors and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and are adjusted, if necessary, in future periods when final settlements are determined. Net adjustments to estimated third-party payor settlements (“prior year contractuals”) resulted in a decrease in net revenue of $5.0 million for the year ended September 30, 2003 compared to an increase in net revenue of $2.0 million for the same period last year.

     The calculation of appropriate payments from the Medicare and Medicaid programs as well as terms governing agreements with other third-party payors are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term. The Company believes that it is in material compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements. Compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties and exclusion from the Medicare and Medicaid programs.

     The Company provides care without charge to patients who are financially unable to pay for the healthcare services they receive. Because the Company does not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenue.

IASIS HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Health Choice is a prepaid Medicaid managed health plan that derives approximately 100% of its revenue through a contract with the Arizona Health Care Cost Containment System (“AHCCCS”) to provide specified health services through contracted providers to qualified Medicaid enrollees. Revenue generated under the AHCCCS contract with Health Choice represented approximately 14%, 15% and 12% of the net revenue of IASIS for the years ended September 30, 2003, 2002 and 2001, respectively. Health Choice entered into a new three year contract with AHCCCS effective October 1, 2003. The new contract provides AHCCCS with two one-year renewal options following the initial term. Contractually, Health Choice is reimbursed by AHCCCS for healthcare costs that exceed stated amounts at a rate ranging from 75% to 100% of qualified healthcare costs in excess of stated levels of $5,000 to $35,000, depending on eligibility classification of the member. Qualified costs must be incurred during the contract year and are the lesser of the amount paid by the Plan or the AHCCCS fee schedule. Reinsurance recoveries are recognized under the contract with AHCCCS when healthcare costs exceed stated amounts as provided under the contract including estimates of such costs at the end of each accounting period. Capitation payments received by Health Choice are recognized as revenue in the month that members are entitled to healthcare services.

Cash and Cash Equivalents

     The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents balances primarily with high credit quality financial institutions. The Company manages its credit exposure by placing its investments in high quality securities and by periodically evaluating the relative credit standing of the financial institution.

Accounts Receivable

     The Company receives payments for services rendered from federal and state agencies (under the Medicare, Medicaid and TRICARE programs), managed care health plans, commercial insurance companies, employers and patients. During the years ended September 30, 2003, 2002 and 2001 approximately 40%, 39% and 39%, respectively, of the Company’s net patient revenue related to patients participating in the Medicare and Medicaid programs. The Company recognizes that revenue and receivables from government agencies are significant to its operations, but does not believe that there are significant credit risks associated with these government agencies. The Company believes that concentration of credit risk from other payors is limited by the number of patients and payors.

     Net Medicare settlement receivables estimated as of September 30, 2003 and 2002 and included in accounts receivable in the accompanying consolidated balance sheets approximated $4.5 million and $14.0 million, respectively.

Inventories

     Inventories, principally medical supplies, implants and pharmaceuticals, are stated at the lower of average cost or market.

Long-lived Assets

(a)	Property and Equipment

     Property and equipment are stated at cost. Routine maintenance and repairs are charged to expense as incurred. Expenditures that increase capacities or extend useful lives are capitalized. Depreciation expense, including amortization of assets capitalized under capital leases, is computed using the straight-line method and was $52.5 million, $41.6 million and $37.6 million for the years ended September 30, 2003, 2002 and 2001, respectively. Buildings and improvements are depreciated over estimated useful lives ranging generally from 14 to 40 years. Estimated useful lives of equipment vary generally from 3 to 25 years. Leasehold improvements are amortized on a straight-line basis over the lesser of the terms of the respective leases or their estimated useful lives. During 2003, the Company capitalized approximately $1.3 million of interest associated with construction projects.

     The Company adopted Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) effective October 1, 2002. Prior to October 1,

IASIS HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2002, the Company recognized impairments of long-lived assets in accordance with SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” In accordance with SFAS No. 144, when events, circumstances or operating results indicate that the carrying values of certain long-lived assets and related identifiable intangible assets (excluding goodwill) that are expected to be held and used might be impaired, the Company considers the recoverability of assets to be held and used by comparing the carrying amount of the assets to the present value of future net cash flows expected to be generated by the assets. If assets are identified as impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets as determined by independent appraisals or estimates of discounted future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(b)	Goodwill

     The Company adopted SFAS No. 142 effective October 1, 2001. As a result of the transitional impairment test required by SFAS No. 142, the Company recorded an impairment charge to goodwill of $39.5 million as of October 1, 2001. The impairment charge to goodwill is reflected as a cumulative effect of a change in accounting principle in the accompanying consolidated statements of operations. The impairment relates to goodwill associated with the Arizona market included in the acute care service segment and was based on a discounted cash flow analysis using a discount rate of 17%. Pursuant to the provisions of SFAS No. 142, goodwill is no longer amortized but is subject to annual impairment reviews (see Note 5). All of the Company’s goodwill is recorded in the acute care segment.

(c)	Other Assets

     Other assets consist primarily of costs associated with the issuance of debt which are amortized over the life of the related debt and costs to recruit physicians to the Company’s markets, which are deferred and amortized over the term of the respective physician recruitment agreement, which is generally three years. Amortization of deferred financing costs is included in depreciation and amortization expense. Amortization of physician recruiting costs is included in other operating expenses and equaled $3.9 million, $1.1 million and $1.1 million, respectively, for the years ended September 30, 2003, 2002 and 2001. Net physician recruiting costs included in the accompanying consolidated balance sheets at September 30, 2003 and 2002, equaled $8.5 million and $6.4 million, respectively.

Income Taxes

     The Company accounts for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The Company assesses the likelihood that deferred tax assets will be recovered from future taxable income to determine whether a valuation allowance should be established.

Minority Interest in Consolidated Entities

     The consolidated financial statements include all assets, liabilities, revenues and expenses of less than 100% owned entities controlled by the Company. Accordingly, management has recorded minority interests in the earnings and equity of such consolidated entities.

Medical Claims Payable

     Monthly capitation payments made by Health Choice to physicians and other healthcare providers are expensed in the month services are contracted to be performed. Claims expense for non-capitated arrangements is accrued as services are rendered by hospitals, physicians, and other healthcare providers during the year. The Plan’s medical claims expense, including claims paid to the Company’s hospitals in Phoenix, Arizona, was approximately $135.7 million, $123.0 million and $99.2 million for the years ended September 30, 2003, 2002 and 2001, respectively.

IASIS HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Medical claims payable related to Health Choice include claims received but not paid and an estimate of claims incurred but not reported. Incurred but not reported claims are estimated using a combination of historical claims experience (including severity and payment lag time) and other actuarial analysis including number of enrollees, age of enrollees and certain enrollee health indicators to predict the cost of healthcare services provided to enrollees during any given period. While management believes that its estimation methodology effectively captures trends in medical claims costs, actual payments could differ significantly from our estimates given changes in the healthcare cost structure or adverse experience.

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

     If the Company had measured compensation cost for the stock options granted under the fair value based method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net earnings (loss) would have been changed to the pro forma amounts set forth below (in thousands):

	2003	2002	2001

Net earnings (loss)
As reported	$20,553	$(10,972)	$(29,880)
Pro forma	18,938	(12,802)	(31,682)

     The effect of applying SFAS No. 123 for providing pro forma disclosure is not likely to be representative of the effect on reported net income for future years.

Fair Value of Financial Instruments

     Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reflected in the accompanying consolidated financial statements at fair value because of the short-term nature of these instruments. The fair value of the Company’s long-term bank facility debt and capital lease obligations also approximate carrying value as they bear interest at current market rates. The estimated fair value of the Company’s 13% senior subordinated notes was approximately $257.6 million and the estimated fair value of the 8½% senior subordinated notes was approximately $103.0 million at September 30, 2003. The estimated fair values of the 13% and 8½% senior subordinated notes at September 30, 2003 are based upon quoted market prices at that date.

Reclassifications

     Certain prior period amounts have been reclassified to conform to current period presentation. Such reclassifications had no material effect on the financial position and results of operations as previously reported.

Recently Issued Accounting Pronouncements

     In November 2002 the Financial Accounting Standards Board, (the “FASB”) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees (“FIN 45”). FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has undertaken in issuing the guarantee. The Company will apply FIN 45 to guarantees, if any, issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company’s consolidated financial position or results of operations.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“VIEs”), an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). FIN 46 requires certain VIEs to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the equity for the entity to

IASIS HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. The Company does not expect this interpretation to have a material effect on its future results of operations or financial position.

     In May 2003, the FASB Issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Most provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. SFAS 149 is not expected to have a material effect on the Company’s financial statements. The Company held no derivative instruments as of and for the year ended September 30, 2003.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement did not have a material effect on the Company’s financial position or results of operations.

Related Party Transaction

     Pursuant to the terms and conditions of a stockholders’ agreement among the Company, JLL Healthcare, LLC, and certain other stockholders, the Company has agreed to pay certain administrative fees and expenses incurred by JLL Healthcare, LLC, during the term of the stockholders agreement. During the years ended September 30, 2003, 2002 and 2001, the Company paid JLL Healthcare, LLC approximately $360,000, $450,000 and $150,000, respectively, for its administrative fees and expenses.

3.	Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following (in thousands):

	September 30,

	2003	2002

Bank facilities	$322,875	$347,846
Senior subordinated notes	330,000	230,000
Capital lease obligations and other (see Note 10)	11,559	5,097

	664,434	582,943
Less current maturities	5,903	26,252

	$658,531	$556,691

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

IASIS HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On February 7, 2003, the Company completed the refinancing of its 1999 credit facility to provide for a new $475.0 million credit facility in the form of a $350.0 million, six year term B loan and a $125.0 million, five year revolving credit facility (the “2003 credit facility”). Effective June 6, 2003, the 2003 credit facility was amended to allow for the issuance of the Company’s 8½% senior subordinated notes, as discussed below. Proceeds from the 2003 credit facility were used to refinance amounts outstanding under the 1999 credit facility and to fund closing and other transaction related costs of $10.9 million incurred in connection with the refinancing. The new $125.0 million revolving credit facility is available for working capital and other general corporate purposes. Principal payments on the new term B loan are due in quarterly installments of $875,000 beginning March 31, 2003 until maturity. The 2003 credit facility includes a 1% prepayment penalty on voluntary prepayments made during the first year on amounts outstanding under the term loan. The prepayment penalty lapses on February 7, 2004. From the net proceeds of the 8½% senior subordinated notes, the Company made a voluntary prepayment on the term B loan of $24.5 million on June 11, 2003, incurring a prepayment penalty of $245,000. The 2003 credit facility is also subject to mandatory prepayment under specific circumstances including a portion of excess cash flow and the net proceeds from an initial public offering, asset sales, debt issuances and specified casualty events, each subject to various exceptions.

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

     At September 30, 2003, there was $322.9 million outstanding under the six-year term B loan and no amounts outstanding under the revolving credit facility. The new revolving credit facility includes a $75.0 million sub-limit for letters of credit that may be issued. At September 30, 2003, the Company had issued $39.4 million in letters of credit. The loans under the credit facilities accrued interest at variable rates at specified margins above either the agent bank’s alternate base rate or its reserve-adjusted Eurodollar rate. The weighted average interest rate of outstanding borrowings under the 1999 and 2003 credit facilities was approximately 5.7% for the year ended September 30, 2003. The Company pays a commitment fee equal to 0.5% of the average daily amount available under the revolving credit facility. In connection with the refinancing discussed above, the Company expensed approximately $3.9 million in unamortized deferred financing costs associated with the 1999 credit facility during the year ended September 30, 2003.

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

     Except with respect to a change of control, the Company is not required to make mandatory redemption or sinking fund payments with respect to the 1999 notes. The Company may redeem the 1999 notes, in whole or in part, at any time from October 15, 2004 to October 14, 2008 at redemption prices ranging from 106.500% to 101.625%, plus accrued and unpaid interest. Thereafter, the Company may redeem the 1999 notes at a 100% redemption price plus accrued and unpaid interest. The 1999 notes are guaranteed, fully and unconditionally, jointly

IASIS HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and severally, by the Subsidiary Guarantors. The Company is a holding company with no independent assets or operations apart from its ownership of the Subsidiary Guarantors. At September 30, 2003, all of the Subsidiary Guarantors fully and unconditionally guaranteed the 1999 notes and, with the exception of Odessa Regional Hospital, LP, Jordan Valley Hospital, LP and The Medical Center of Southeast Texas, LP, all were 100% owned by the Company. The indenture for the 1999 Notes contains certain covenants, including but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, dividends and the Company’s ability to merge or consolidate.

8½% Senior Subordinated Notes

     On June 6, 2003, the Company issued $100.0 million of 8½% senior subordinated notes due 2009 (the “2003 notes”). After deducting for the underwriters’ discounts of $2.2 million, the net proceeds from the 2003 notes were used to prepay $24.5 million of the Company’s term B loan and pay approximately $1.4 million in costs associated with the offering. The remaining net proceeds will be used for working capital and general corporate purposes, including capital expenditures. The 2003 notes are unsecured obligations and are subordinated in right of payment to all existing and future senior indebtedness of the Company. Interest on the 2003 notes is payable semi-annually on April 15 and October 15.

     Except with respect to a change of control, the Company is not required to make mandatory redemption or sinking fund payments with respect to the 2003 notes. Subject to certain conditions, at any time prior to June 15, 2006, the Company may on any one or more occasions redeem up to 35.0% of the aggregate principal amount of 2003 notes at a redemption price of 108.5% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net cash proceeds of one or more equity offerings. The Company may redeem the 2003 notes, in whole or in part, at any time from June 15, 2006 to June 14, 2008 at redemption prices ranging from 104.250% to 102.125%, plus accrued and unpaid interest. Thereafter, the Company may redeem the 2003 notes at a 100% redemption price plus accrued and unpaid interest. The 2003 notes are guaranteed, fully and unconditionally, jointly and severally, by the Subsidiary Guarantors, except Health Choice Arizona, Inc. The indenture for the 2003 notes contains certain covenants, including but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, dividends and the Company’s ability to merge or consolidate.

     On July 16, 2003, pursuant to an effective registration statement on Form S-4 filed with the Securities and Exchange Commission, the Company commenced an offer to exchange all of the outstanding 2003 notes for an equal principal amount of 8½% senior subordinated notes due 2009 (the “exchange notes”) that are registered under the Securities Act of 1933, as amended. The terms of the exchange notes are identical to those of the outstanding 2003 notes except that the exchange notes are registered under the Securities Act and are not be subject to restrictions on transfer. The Company undertook the exchange offer to satisfy certain obligations under a registration rights agreement entered into by the Company and the initial purchasers of the outstanding 2003 notes. On August 14, 2003, the Company completed the exchange of all of its outstanding 2003 notes for the exchange notes. The Company did not receive any additional proceeds from the exchange offer.

     Maturities of long-term debt, excluding capital lease obligations at September 30, 2003 are as follows (in thousands):

2004	$3,500
2005	3,500
2006	3,500
2007	3,500
2008	3,500
Thereafter	635,375

$652,875

IASIS HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Property and Equipment

     Property and equipment consist of the following (in thousands):

	September 30,

	2003	2002

Land	$34,050	$34,045
Buildings and improvements	251,206	241,973
Equipment	281,141	244,456

	566,397	520,474
Less accumulated depreciation and amortization	(176,846)	(134,753)

	389,551	385,721
Construction-in-progress (estimated cost to complete at September 30, 2003 - $114.5 million)	45,926	16,450

	$435,477	$402,171

     Included in equipment are assets leased under capital leases of $13.7 million and $5.0 million, net of accumulated amortization of approximately $3.4 million and $1.9 million, at September 30, 2003 and 2002, respectively.

Purchase of St. Luke’s Properties

     On October 15, 2001, the Company acquired the land and buildings under an operating lease in the Phoenix, Arizona market for an aggregate purchase price of approximately $55.3 million. The purchase price was financed by the $30.0 million new incremental term loan and borrowings under the Company’s revolving credit facility. The Company incurred approximately $7.7 million in rent expense under the operating lease for fiscal year 2001.

5.	Goodwill

     Effective October 1, 2001, the Company adopted the provisions of SFAS No. 141, Business Combinations, and SFAS No. 142 Goodwill and Other Intangible Assets. Under the provisions of SFAS No. 142 amortization of goodwill ceased as of October 1, 2001. The Company completed its annual impairment test of goodwill during 2003 noting no impairment. The following table presents the net earnings (losses) for the years ended September 30, 2003, 2002 and 2001 assuming SFAS No. 142 had been adopted as of October 1, 2000 (in thousands):

	Year ended September 30,
	2003	2002	2001

Reported net earnings (loss)	$20,553	$(10,972)	$(29,880)
Add back: Goodwill amortization	—	—	11,955

Adjusted net earnings (loss)	$20,553	$(10,972)	$(17,925)

6.	Preferred and Common Stock

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

IASIS HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The IASIS Healthcare Corporation 2000 Stock Option Plan (“2000 Stock Option Plan”) affords an incentive to selected directors, officers, employees and consultants of the Company through the grant of stock options. The maximum number of shares of common stock reserved for the grant of stock options under the 2000 Stock Option Plan is 7,208,940, subject to adjustment as provided for in the 2000 Stock Option Plan. The number of options to be granted and the exercise price per share of common stock purchasable upon exercise of an option will be determined by a committee of the Board of Directors, subject to stockholder approval. In the case of an incentive stock option, the exercise price will not be less than the fair market value of a share of common stock on the date of its grant. As a condition to the exercise of an option, the optionee shall agree to be bound by the terms and conditions of a stockholders’ agreement among the Company, JLL Healthcare, LLC, and certain other stockholders, including restrictions on transferability contained therein. The options become exercisable over a period not to exceed five years after the date of grant, subject to earlier vesting provisions as provided for in the 2000 Stock Option Plan. All options granted under the 2000 Stock Option Plan expire no later than 10 years from the respective dates of grant. At September 30, 2003, there were 375,236 options available for grant.

Information regarding the Company’s stock option activity for the periods indicated is summarized below:

			Weighted
		Option Price	Average
	Stock Options	Per Share	Exercise Price

Balance at September 30, 2000	5,332,888	$9.52 – 40.00	$24.14
Granted	2,820,851	$9.52 – 40.00	$24.35
Exercised	(46,985)	$9.52	$9.52
Forfeited	(2,520,957)	$9.52 – 40.00	$24.28

Balance at September 30, 2001	5,585,797	$9.52 – 40.00	$24.31
Granted	2,415,423	$9.52 – 40.00	$24.35
Exercised	—	$—	$—
Forfeited	(1,425,967)	$9.52 – 40.00	$24.29

Balance at September 30, 2002	6,575,253	$9.52 – 40.00	$24.32
Granted	1,166,349	$9.52 – 40.00	$24.35
Exercised	(250)	$9.52	$9.52
Forfeited	(907,648)	$9.52 – 40.00	$24.35

Balance at September 30, 2003	6,833,704	$9.52 – 40.00	$24.33

IASIS HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes information regarding the options outstanding and exercisable at September 30, 2003:

	Options Outstanding

		Weighted-
	Number	Average	Options	Options	Options
	Outstanding at	Remaining	Exercisable at	Exercisable at	Exercisable at
Exercise	September 30,	Contractual	September 30,	September 30,	September 30,
Price	2003	Life	2003	2002	2001

$ 9.52	2,226,315	7.9	1,264,494	949,646	677,061
$24.76	2,575,645	7.9	1,446,177	1,071,704	732,890
$40.00	2,031,744	7.9	1,142,650	846,802	580,606

	6,833,704	7.9	3,853,321	2,868,152	1,990,557

     The per share weighted-average fair value of stock options granted at an exercise price of $9.52 during fiscal years 2003, 2002 and 2001 was $1.63, $1.97 and $2.50, respectively, on the date of grant using a minimum value option-pricing model based on the following assumptions:

	2003	2002	2001

Risk-free interest rate	3.15%	3.87%	5.10%
Expected life	5.98 years	5.98 years	5.98 years
Expected dividend yield	0.0%	0.0%	0.0%

8.	Income Taxes

     Income tax expense for the years ended September 30, 2003, 2002 and 2001 on income from continuing operations consists of the following (in thousands):

	2003	2002	2001

Current:
Federal	$—	$—	$(2,816)
State	—	—	(366)
Deferred:
Federal	—	—	2,672
State	—	—	510

	$—	$—	$—

     A reconciliation of the federal statutory rate to the effective income tax rate applied to income from continuing operations for the years ended September 30, 2003, 2002 and 2001 follows (in thousands):

	2003	2002	2001

Federal statutory rate	$7,194	$9,644	$(10,808)
State income taxes, net of federal income tax benefit	—	—	94
Non-deductible goodwill amortization	—	—	408
Other non-deductible expenses	223	144	226
Change in valuation allowance charged to federal tax provision	(8,235)	(10,084)	10,110
Other items, net	818	296	(30)

Provision for income taxes	$—	$—	$—

IASIS HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A summary of the items comprising the deferred tax assets and liabilities at September 30, 2003 and 2002 follows (in thousands):

	2003		2002

	Assets	Liabilities	Assets	Liabilities

Depreciation and fixed asset basis differences	$—	$35,071	$—	$32,304
Amortization and intangible asset basis differences	24,377	—	35,031	—
Allowance for doubtful accounts	3,129	—	4,588	—
Accrued expenses and other long-term liabilities	18,286		12,280
Deductible carry forwards and credits	39,853	—	38,543	—
Other, net	654	—	2,316	—
Valuation allowance	(51,228)	—	(60,454)	—

Total	$35,071	$35,071	$32,304	$32,304

     There were no net deferred income tax assets at September 30, 2003, 2002 or 2001.

     At September 30, 2003, federal and state net operating loss carry forwards are available to offset future taxable income of approximately $102 million. The net operating losses begin to expire in 2019. Approximately $2 million of this loss is subject to annual limitations of approximately $500,000 and will result in a reduction of intangible assets if used in the future. In addition, the Company has $1.9 million of deferred tax assets related to the Tenet acquisition whose future realization will result in a reduction of intangible assets.

     The Company maintains a valuation allowance for deferred tax assets it believes more likely than not will not be realized. The valuation allowance decreased $9.2 million during the year ended September 30, 2003 due to the utilization of deferred tax assets previously reserved.

     The Internal Revenue Services (“IRS”) is in the process of examining the Company’s federal income tax returns for the fiscal years ended September 30, 2000 and 2001.

9.	Contingencies

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

Professional, General and Workers Compensation Liability Risks

     The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment and personal injuries. To cover these types of claims, the Company maintains general liability and professional liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is currently not a party to any such proceedings that, in the Company’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company expenses an estimate of the costs it expects to incur under the self-insured retention exposure for general and professional liability claims using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis. As of September 30, 2003 and 2002, the Company’s professional and general liability accrual for asserted and unasserted claims was approximately $24.3 million and $17.6 million, respectively, which is included within other long-term liabilities in the accompanying consolidated balance sheets. For the years ended September 30, 2003, 2002 and 2001, the Company’s total premiums and self-

IASIS HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

insured retention cost for professional and general liability insurance was approximately $21.2 million, $15.6 million and $6.3 million, respectively, which is included in other operating expenses in the accompanying consolidated statements of operations.

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

Health Choice

     Health Choice has entered into a capitated contract whereby the Plan provides healthcare services in exchange for fixed periodic and supplemental payments from AHCCCS. These services are provided regardless of the actual costs incurred to provide these services. The Company receives reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds. The Company believes the capitated payments, together with reinsurance and other supplemental payments are sufficient to pay for the services Health Choice is obligated to deliver. As of September 30, 2003, the Company has provided performance guaranties in the form of a letter of credit in the amount of $20.6 million for the benefit of AHCCCS to support its obligations under the Health Choice contract to provide and pay for the healthcare services.

Capital Expenditure Commitments

     The Company is expanding and renovating some of its facilities to permit additional patient volume and to provide a greater variety of services. The Company had incurred approximately $45.9 million in uncompleted projects as of September 30, 2003, which is included in property and equipment in its accompanying consolidated balance sheets. At September 30, 2003, the Company had various projects under construction with an estimated additional cost to complete and equip of approximately $114.5 million.

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

IASIS HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

unable to predict the outcome of this investigation, management does not currently believe it will have a material adverse effect on the Company’s business, financial condition or results of operations.

     Tenet and its affiliates are defendants in a civil action brought on January 9, 2003 in the U.S. District Court for the Central District of California by the United States for the improper assignment of diagnostic codes and submitting false claims to Medicare. The litigation stems from an investigation by the U.S. Department of Justice, in conjunction with the Office of Inspector General, of certain hospital billings to Medicare for inpatient stays reimbursed pursuant to diagnosis related groups 79 (pneumonia), 415 (operating room procedure for infectious and parasitic diseases), 416 (septicemia) and 475 (respiratory system diagnosis with mechanical ventilator). Although hospitals that the Company acquired from Tenet are referenced in the complaint, all of the actions complained of occurred prior to December 31, 1998 and thus before the hospitals’ acquisition by the Company. The Company has informed Tenet that the Company has no obligation or liability for any of the matters described in the complaint and that the Company is entitled to indemnification if any damages or relief were to be sought against IASIS in connection with the proceeding. Tenet has accepted service of process on behalf of these hospitals and has agreed to indemnify the Company.

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

Acquisitions

     The Company may choose to acquire businesses with prior operating histories. If acquired, such companies may have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations, such as billing and reimbursement, fraud and abuse and similar anti-referral laws. Although the Company has policies designed to conform business practices to its policies following the completion of any acquisitions, there can be no assurance that the Company will not become liable for previous activities of prior owners that may later be asserted to be improper by private plaintiffs or government agencies. Although the Company generally would seek to obtain indemnification from prospective sellers covering such matters, there can be no assurance that any such matter will be covered by indemnification, or if covered, that such indemnification will be adequate to cover potential losses and fines.

10.	Leases

     The Company leases various buildings, office space and equipment under capital and operating lease agreements. The leases expire at various times and have various renewal options. Operating lease rental expense relating primarily to the rental of buildings and equipment for the years ended September 30, 2003, 2002 and 2001 approximated $33.5 million, $31.9 million and $35.9 million, respectively.

     In June 2002, the Company amended one of its facility lease agreements. The Company exercised an option under the amended lease agreement to extend the lease for an additional 15-year term with an annual lease cost of $5.25 million, beginning in February 2004.

IASIS HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Future minimum payments at September 30, 2003, by fiscal year and in the aggregate, under capital leases and noncancellable operating leases, net of sublease income, with initial terms of one year or more consist of the following (in thousands):

	Capital	Net Operating
	Leases	Leases

2004	$3,234	$22,449
2005	3,218	18,886
2006	3,063	17,166
2007	2,775	13,513
2008	953	13,010
Thereafter	—	84,530

Total minimum lease payments	13,243	$169,554

Amount representing interest (at rates ranging from 5.65% to 11.65%)	1,684

Present value of net minimum lease payments (including $2,369 classified as current)	$11,559

     Aggregate future minimum rentals to be received under noncancellable subleases as of September 30, 2003 were approximately $6.4 million.

11.	Discontinued Operations

     During the fourth quarter of fiscal 2000 the Company recorded an estimated loss of $7.4 million on the sale and closure of its physician practice operations. During the years ended September 30, 2002 and 2001, $972,000 and $1.0 million, respectively, of previously recorded loss accruals were reversed because the actual costs of discontinuing these operations were less than previously estimated. At September 30, 2003, the remaining accrual for estimated loss on sale and closure was $1.1 million. Of these costs, $819,000 is expected to be paid subsequent to fiscal year 2004 and is recorded within other long-term liabilities in the accompanying consolidated balance sheets.

12.	Retirement Plans

     Substantially all employees who are employed by the Company or its subsidiaries, upon qualification, are eligible to participate in a defined contribution 401(k) plan (the “Retirement Plan”). Employees who elect to participate generally make contributions from 1% to 20% of their eligible compensation, and the Company matches, at its discretion, such contributions up to a maximum percentage. Generally, employees immediately vest 100% in their own contributions and vest in the employer portion of contributions in a period not to exceed five years. Company contributions to the Retirement Plan were approximately $3.1 million, $3.1 million and $3.9 million for the years ended September 30, 2003, 2002 and 2001, respectively.

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

IASIS HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended September 30, 2003

	Acute Care	Health Choice	Eliminations	Consolidated

Net acute care revenue	$934,192	$—	$—	$934,192
Premium revenue	—	153,964	—	153,964
Revenue between segments	7,062	—	(7,062)	—

Net revenue	941,254	153,964	(7,062)	1,088,156
Salaries and benefits	368,799	6,710	—	375,509
Supplies	151,896	303	—	152,199
Medical claims	—	135,657	(7,062)	128,595
Other operating expenses	195,186	2,841	—	198,027
Provision for bad debts	86,231	—	—	86,231

Adjusted EBITDA(1)	139,142	8,453	—	147,595
Loss on debt extinguishment	3,900	—	—	3,900
Impairment of assets held for sale	11,741	—	—	11,741
Interest, net	53,881	—	—	53,881
Depreciation and amortization	56,154	126	—	56,280
Loss (gain) on sale of assets	(588)	—	—	(588)

Earnings before minority interests and taxes	14,054	8,327	—	22,381
Minority interests	1,828	—	—	1,828

Earnings before income taxes	$12,226	$8,327	$—	$20,553

Segment assets	$1,024,504	$5,495	$—	$1,029,999

Capital expenditures	$80,390	$210	$—	$80,600

	Year ended September 30, 2002

	Acute Care	Health Choice	Eliminations	Consolidated

Net acute care revenue	$811,732	$—	$—	$811,732
Premium revenue	—	138,156	—	138,156
Revenue between segments	6,387	—	(6,387)	—

Net revenue	818,119	138,156	(6,387)	949,888
Salaries and benefits	319,413	5,300	—	324,713
Supplies	132,600	360	—	132,960
Medical claims	—	122,994	(6,387)	116,607
Other operating expenses	171,009	2,331	—	173,340
Provision for bad debts	72,238	—	—	72,238

Adjusted EBITDA(1)	122,859	7,171	—	130,030
Interest, net	55,365	(48)	—	55,317
Depreciation and amortization	45,978	133	—	46,111
Loss (gain) on sale of assets	7	—	—	7

Earnings before minority interests and taxes	21,509	7,086	—	28,595
Minority interests	1,042	—	—	1,042

Earnings before income taxes	$20,467	$7,086	$—	$27,553

Segment assets	$895,167	$3,316	$—	$898,483

Capital expenditures	$47,197	$428	$—	$47,625

IASIS HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended September 30, 2001

	Acute Care	Health Choice	Eliminations	Consolidated

Net acute care revenue	$778,987	$—	$—	$778,987
Premium revenue	—	110,554	—	110,554
Revenue between segments	7,693	—	(7,693)	—

Net revenue	786,680	110,554	(7,693)	889,541
Salaries and benefits	312,741	4,698	—	317,439
Supplies	131,970	362	—	132,332
Medical claims	—	99,191	(7,693)	91,498
Other operating expenses	169,294	2,193	—	171,487
Provision for bad debts	73,417	—	—	73,417

Adjusted EBITDA(1)	99,258	4,110	—	103,368
Interest, net	64,460	(114)	—	64,346
Depreciation and amortization	53,038	125	—	53,163
Provision for asset revaluation	16,612	—	—	16,612
Loss (gain) on sale of assets	(314)	—	—	(314)

Earnings (loss) before minority interests and taxes	(34,538)	4,099	—	(30,439)
Minority interests	441	—	—	441

Earnings (loss) before income taxes	$(34,979)	$4,099	$—	$(30,880)

Capital expenditures	$39,308	$15	$—	$39,323

(1)	Adjusted EBITDA represents net earnings (loss) before interest expense, (gain) loss on sale of assets, minority interests, income taxes, depreciation and amortization, loss on debt extinguishment, impairment of assets held for sale, cumulative effect of a change in accounting principle, provision for asset revaluation and reversal of excess loss accrual for discontinued physician practice operations. Management routinely calculates and communicates adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate hospital performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses adjusted EBITDA as a measure of performance for its business segments and for incentive compensation purposes. Adjusted EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles (GAAP), and the items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

14.	Accrued Expenses and Other Current Liabilities

     A summary of accrued expenses and other current liabilities consists of the following (in thousands):

	September 30

	2003	2002

Employee health insurance payable	$3,519	$3,178
Taxes other than income taxes	5,539	5,163
Workers compensation insurance payable	6,009	4,441
Accrued closure costs for Rocky Mountain Medical Center	379	2,094
Other	5,083	4,147

	$20,529	$19,023

IASIS HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Allowances for Doubtful Accounts

     A summary of activity in the Company’s allowance for doubtful accounts follows (in thousands):

			Accounts
			Written Off,
	Beginning	Provision for	Net of	Ending
	Balance	Bad Debts	Recoveries	Balance

Allowance for doubtful accounts:
Year ended September 30, 2001	$31,403	$73,417	$(78,875)	$25,945
Year ended September 30, 2002	25,945	72,238	(63,733)	34,450
Year ended September 30, 2003	34,450	86,231	(73,653)	47,028

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

Asset Revaluation and Closure Costs Related to Rocky Mountain Medical Center

     In the third quarter of fiscal 2001, the Company recorded a pre-tax asset revaluation charge of approximately $2.8 million related to the closure of Rocky Mountain Medical Center and revaluation of net assets in conjunction with their classification as held for sale. During the third quarter of 2003, the Company recorded an impairment charge of $11.7 million on such assets held for sale. The charge was based on the current estimated net proceeds anticipated from the eventual sale of the Rocky Mountain Medical Center real property, assuming the potential purchasers would convert its use to retail. At September 30, 2003 , Rocky Mountain Medical Center net assets held for sale and expected to be sold within the next 12 months consisted of property and equipment and totaled approximately $11.1 million, net of the asset revaluation allowance.

     The Company adopted and implemented an exit plan and recorded pre-tax closure charges of approximately $9.1 million in the third quarter of fiscal 2001 with respect to the closure of Rocky Mountain Medical Center. These closure plans included the involuntary termination of approximately 200 hospital and business office personnel, which were completed by September 30, 2001. Accrued closure costs totaled approximately $379,000 and $2.2 million at September 30, 2003 and 2002, respectively. The following table summarizes the closure costs accrual and payment activity for the years ended September 30, 2003 and 2002 (in thousands):

IASIS HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Facility and
	Severance	Lease	Contract
	and Related	Termination	Termination	Other Exit
	Costs	Costs	Costs	Costs	Total

Balances at September 30, 2000	$—	$—	$—	$—	$—
Charges	1,475	3,486	2,407	1,693	9,061
Payments	(1,659)	(737)	(439)	(585)	(3,420)
Re-allocation of charge	450	—	—	(450)	—

Balances at September 30, 2001	266	2,749	1,968	658	5,641
Charges	—	—	—	—	—
Payments	(155)	(1,415)	(432)	(1,480)	(3,482)
Re-allocation of charge	(111)	—	(1,536)	1,647	—

Balances at September 30, 2002	—	1,334	—	825	2,159
Charges	—	—	—	—	—
Payments	—	(988)	—	(792)	(1,780)
Re-allocation of charge	—	—	—	—	—

Balances at September 30, 2003	$—	$346	$—	$33	$379

     Net revenue and pre-tax losses from Rocky Mountain Medical Center were $12.9 million and $16.1 million, respectively, for the year ended September 30, 2001, excluding the $11.9 million asset revaluation and closure charge.

Other Costs

     The Company recorded employee severance costs of $2.5 million during the year ended September 30, 2001 related to management severance and the termination of employees in one of its markets. As of September 30, 2003, 2002 and 2001, the Company had paid approximately $2.5 million, $2.1 million and $1.2 million of these costs, respectively. On January 22, 2001, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission, which was amended on February 13, 2001 and March 6, 2001, to register the sale of up to 13,350,000 shares of its common stock, plus up to an additional 2,002,500 shares pursuant to the underwriters’ over-allotment options, through an underwritten public offering. The Company subsequently decided not to pursue the public offering and it was terminated. The Company expensed $2.2 million of offering costs incurred during the year ended September 30, 2001.

17.	Subsequent Event

     On October 1, 2003, Davis Hospital & Medical Center, LP, the Company’s subsidiary that owns Davis Hospital & Medical Center, sold limited partnership units to third party investors, including physicians, for net proceeds of approximately $2.1 million. The net proceeds from this transaction will be used to fund a portion of the recently completed expansion of Davis Hospital & Medical Center. After giving effect to this sale, the Company has an approximately 97.5% ownership interest in this subsidiary.

18.	Supplemental Condensed Consolidating Financial Information

     The 1999 notes described in Note 3 are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s material subsidiaries. The 2003 notes described in Note 3 are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s material subsidiaries except Health Choice Arizona, Inc.

     A summarized condensed consolidating balance sheet as of September 30, 2003 and 2002 and condensed consolidating statements of operations and cash flows for the years ended September 30, 2003, 2002 and 2001 for

IASIS HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Company, segregating the parent company issuer, the combined 100% owned subsidiary guarantors, the non-100% owned subsidiary guarantors, Health Choice Arizona, Inc. and eliminations, are found below. Separate audited financial statements of the non-100% owned subsidiary guarantors, Odessa Regional Hospital, LP (“Odessa”), Jordan Valley Hospital, LP (“Jordan Valley”) and The Medical Center of Southeast Texas, LP (“Southeast Texas Hospital”) are included as Exhibits 99.1, 99.2 and 99.3, respectively, to the Company’s filing on Form 10-K. During the year ended September 30, 2001, Odessa sold limited partner units, which diluted the Company’s ownership to 88.8%. On April 1, 2003, Jordan Valley sold limited partner units, which diluted the Company’s ownership to 97.4%. On August 1, 2003 Southeast Texas Hospital sold limited partner units, which diluted the Company’s ownership to 88.8%. However, each of Odessa, Jordan Valley and Southeast Texas Hospital’s guaranty continues to be full and unconditional with respect to the notes. Prior to these transactions, all of the Company’s subsidiary guarantors were 100% owned.

IASIS HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IASIS Healthcare Corporation

Condensed Consolidating Balance Sheet
September 30, 2003 (in thousands)

		Subsidiary Guarantors

				Health
	Parent	100%	non-100%	Choice		Condensed
	Issuer	owned	owned(1)	100% owned	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$100,881	$189	$—	$—	$101,070
Accounts receivable, net	—	124,884	28,299	—	—	153,183
Inventories	—	17,774	6,068	—	—	23,842
Prepaid expenses and other current assets	—	10,230	2,008	4,078	—	16,316
Assets held for sale	—	11,070	—	—	—	11,070

Total current assets	—	264,839	36,564	4,078	—	305,481
Property and equipment, net	—	348,968	85,841	668	—	435,477
Net investment in and advances to subsidiaries	948,121	(937,533)	44,801	39,940	(95,329)	—
Goodwill	—	214,452	37,752	—	—	252,204
Other assets	21,472	12,311	3,054	—	—	36,837

Total assets	$969,593	$(96,963)	$208,012	$44,686	$(95,329)	$1,029,999

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$44,718	$8,521	$933	$—	$54,172
Salaries and benefits payable	—	24,036	5,806	—	—	29,842
Accrued interest payable	20,978	—	—	—	—	20,978
Medical claims payable	—	—	—	25,767	—	25,767
Accrued expenses and other current liabilities	—	18,317	2,212	—	—	20,529
Current portion of long-term debt and capital lease obligations	3,500	1,714	2,675	—	(1,986)	5,903

Total current liabilities	24,478	88,785	19,214	26,700	(1,986)	157,191
Long-term debt and capital lease obligations	649,375	6,005	96,494		(93,343)	658,531
Other long-term liabilities	—	27,795	—	—	—	27,795
Minority interest	—	10,383	—	—	—	10,383

Total liabilities	673,853	132,968	115,708	26,700	(95,329)	853,900
Stockholders’ equity	295,740	(229,931)	92,304	17,986	—	176,099

Total liabilities and stockholders’ equity	$969,593	$(96,963)	$208,012	$44,686	$(95,329)	$1,029,999

(1)	A Supplemental Condensed Balance Sheet which presents information for the individual non-100% owned subsidiary guarantors is presented below.

IASIS HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IASIS Healthcare Corporation
Non-100% Owned
Subsidiary Guarantors

Supplemental Condensed Balance Sheet
September 30, 2003 (in thousands)

				Total Non-100%
				Owned Subsidiary
	Odessa Regional	Jordan Valley	Southeast Texas	Guarantors

Assets
Current assets:
Cash and cash equivalents	$—	$189	$—	$189
Accounts receivable, net	7,365	6,938	13,996	28,299
Inventories	1,299	1,210	3,559	6,068
Prepaid expenses and other current assets	249	429	1,330	2,008
Assets held for sale	—	—	—	—

Total current assets	8,913	8,766	18,885	36,564
Property and equipment, net	23,991	36,670	25,180	85,841
Net investment in and advances to subsidiaries	14,107	4,396	26,298	44,801
Goodwill	28,827	8,925	—	37,752
Other assets	864	1,165	1,025	3,054

Total assets	$76,702	$59,922	$71,388	$208,012

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,501	$2,431	$3,589	$8,521
Salaries and benefits payable	1,489	1,496	2,821	5,806
Accrued expenses and other current liabilities	405	242	1,565	2,212
Current portion of long-term debt and capital lease obligations	1,142	957	576	2,675

Total current liabilities	5,537	5,126	8,551	19,214
Long-term debt and capital lease obligations	40,253	32,435	23,806	96,494

Total liabilities	45,790	37,561	32,357	115,708
Stockholders’ equity	30,912	22,361	39,031	92,304

Total liabilities and stockholders’ equity	$76,702	$59,922	$71,388	$208,012

IASIS HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IASIS Healthcare Corporation

Condensed Consolidating Balance Sheet
September 30, 2002 (in thousands)

		Subsidiary Guarantors

	Parent	100%	Non-100%		Condensed
	Issuer	Owned	Owned	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents
Accounts receivable, net	$—	$145,704	$8,748	$—	$154,452
Inventories	—	22,218	1,691	—	23,909
Prepaid expenses and other current assets	—	14,792	905	—	15,697
Assets held for sale	—	22,106	—	—	22,106

Total current assets	—	204,820	11,344	—	216,164
Property and equipment, net	—	378,715	23,456	—	402,171
Net investment in and advances to subsidiaries	870,372	(833,886)	(3,426)	(33,060)	—
Goodwill	—	223,570	28,827	—	252,397
Other assets, net	18,006	9,081	664	—	27,751

Total assets	$888,378	$(17,700)	$60,865	$(33,060)	$898,483

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$45,127	$1,934	$—	$47,061
Salaries and benefits payable	—	20,504	1,047	—	21,551
Accrued interest payable	15,016	—	—	—	15,016
Medical claims payable	—	30,262	—	—	30,262
Other accrued expenses and other current liabilities	—	18,824	199	—	19,023
Current portion of long-term debt and capital lease obligations	25,307	945	470	(470)	26,252

Total current liabilities	40,323	115,662	3,650	(470)	159,165
Long-term debt and capital lease obligations	552,539	4,152	32,590	(32,590)	556,691
Other long-term liabilities	—	22,347	—	—	22,347
Minority interest	—	4,736	—	—	4,736
Stockholders’ equity	295,516	(164,597)	24,625	—	155,544

Total liabilities and stockholders’ equity	$888,378	$(17,700)	$60,865	$(33,060)	$898,483

IASIS HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IASIS Healthcare Corporation

Condensed Consolidating Statement of Operations
for the year ended September 30, 2003
(in thousands)

		Subsidiary Guarantors

			non-	Health
	Parent	100%	100%	Choice		Condensed
	Issuer	owned	owned(1)	100% owned	Eliminations	Consolidated

Net revenue:
Net acute care revenue	$—	$820,068	$114,124	$—	$—	$934,192
Premium revenue	—	7,062	—	153,964	(7,062)	153,964

Total net revenue	—	827,130	114,124	153,964	(7,062)	1,088,156
Costs and expenses:
Salaries and benefits	—	332,559	36,240	6,710	—	375,509
Supplies	—	137,481	14,415	303	—	152,199
Medical claims	—	—	—	135,657	(7,062)	128,595
Other operating expenses	—	176,903	18,283	2,841	—	198,027
Provision for bad debts	—	75,659	10,572	—	—	86,231
Interest, net	54,458	(577)	6,774	—	(6,774)	53,881
Depreciation and amortization	3,671	48,302	4,181	126	—	56,280
Loss on debt extinguishment	3,900	—	—	—	—	3,900
Impairment of assets held for sale	11,741	—	—	—	—	11,741
Management fees	(2,609)	—	2,609			—
Equity in earnings of affiliates	(76,613)	—	—	—	76,613	—

Total costs and expenses	(5,452)	770,327	93,074	145,637	62,777	1,066,363

Earnings before gain on sale of assets, minority interests, and income taxes	5,452	56,803	21,050	8,327	(69,839)	21,793
Gain on sale of assets, net	—	(588)	—	—	—	(588)
Minority interests	—	1,828	—	—	—	1,828

Earnings before income taxes	5,452	55,563	21,050	8,327	(69,839)	20,553
Income tax expense	—	—	—	—	—	—

Net earnings (loss)	$5,452	$55,563	$21,050	$8,327	$(69,839)	$20,553

(1)	A Supplemental Condensed Statement of Operations which presents information for the individual non-100% owned subsidiary guarantors is presented below. The operations of the non-100% owned subsidiaries formed during 2003 are reflected in the Supplemental Condensed Statement of Operations from the date such subsidiaries became non-wholly owned.

IASIS HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IASIS Healthcare Corporation
Non-100% Owned Subsidiary Guarantors

Supplemental Condensed Statement of Operations
for the year ended September 30, 2003
(in thousands)

	Odessa	Jordan	Southeast	Total Non-100%
	Regional	Valley	Texas	Owned Subsidiaries

Net revenue:
Net acute care revenue	$67,167	$28,117	$18,840	$114,124

Total net revenue	67,167	28,117	18,840	114,124
Costs and expenses:
Salaries and benefits	21,164	8,757	6,319	36,240
Supplies	8,656	3,083	2,676	14,415
Other operating expenses	9,849	4,472	3,962	18,283
Provision for bad debts	6,049	2,257	2,266	10,572
Interest, net	5,031	1,313	430	6,774
Depreciation and amortization	2,149	1,471	561	4,181
Management fees	1,623	562	424	2,609

Total costs and expenses	54,521	21,915	16,638	93,074

Earnings before income taxes	12,646	6,202	2,202	21,050
Income tax expense	—	—	—	—

Net earnings	12,646	6,202	2,202	21,050

IASIS HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IASIS Healthcare Corporation

Condensed Consolidating Statement of Operations
for the year ended September 30, 2002
(in thousands)

		Subsidiary Guarantors

	Parent	100%	Non-100%		Condensed
	Issuer	Owned	Owned	Eliminations	Consolidated

Net revenue
Net acute care revenue	$—	$763,193	$48,539	$—	$811,732
Premium revenue	—	144,543	—	(6,387)	138,156

Total net revenue	—	907,736	48,539	(6,387)	949,888
Costs and expenses:
Salaries and benefits	—	307,577	17,136	—	324,713
Supplies	—	127,751	5,209	—	132,960
Medical claims	—	122,994	—	(6,387)	116,607
Other operating expenses	—	164,738	8,602	—	173,340
Provision for bad debts	—	68,104	4,134	—	72,238
Interest, net	55,158	159	3,559	(3,559)	55,317
Depreciation and amortization	4,347	40,227	1,537	—	46,111
Management fees	(1,249)	—	1,249	—	—
Equity in earnings of affiliates	(43,725)	—	—	43,725	—

Total costs and expenses	14,531	831,550	41,426	33,779	921,286
Earnings (loss) from continuing operations before loss on sale of assets, minority interests, income taxes and cumulative effect of a change in accounting principle	(14,531)	76,186	7,113	(40,166)	28,602
Loss on sale of assets, net	—	7	—	—	7
Minority interests	—	1,042	—	—	1,042

Earnings (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	(14,531)	75,137	7,113	(40,166)	27,553
Income tax expense	—	—	—	—	—

Net earnings (loss) from continuing operations before cumulative effect of a change in accounting principle	(14,531)	75,137	7,113	(40,166)	27,553
Discontinued operations	—	972	—	—	972

Net earnings (loss) before cumulative effect of a change in accounting principle	(14,531)	76,109	7,113	(40,166)	28,525
Cumulative effect of a change in accounting principle	—	(39,497)	—	—	(39,497)

Net earnings (loss)	$(14,531)	$36,612	$7,113	$(40,166)	$(10,972)

IASIS HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IASIS Healthcare Corporation

Condensed Consolidating Statement of Operations
for the year ended September 30, 2001
(in thousands)

		Subsidiary Guarantors

	Parent	100%	Non-100%		Condensed
	Issuer	Owned	Owned	Eliminations	Consolidated

Net revenue
Net acute care revenue	$—	$739,341	$39,646	$—	$778,987
Premium revenue	—	118,247	—	(7,693)	110,554

Total net revenue		857,588	39,646	(7,693)	889,541
Costs and expenses:
Salaries and benefits	—	302,275	15,164	—	317,439
Supplies	—	127,377	4,955	—	132,332
Medical claims	—	99,191	—	(7,693)	91,498
Other operating expenses	—	165,468	6,019	—	171,487
Provision for bad debts	—	69,561	3,856	—	73,417
Interest, net	64,224	122	4,136	(4,136)	64,346
Depreciation and amortization	3,705	47,313	2,145	—	53,163
Provision for asset revaluation, closure and other costs	—	16,612	—	—	16,612
Management fees	(1,138)	—	1,138	—	—
Equity in earnings of affiliates	(32,775)	—	—	32,775	—

Total costs and expenses	34,016	827,919	37,413	20,946	920,294
Earnings (loss) from continuing operations before gain on sale of assets, minority interests and income taxes	(34,016)	29,669	2,233	(28,639)	(30,753)
Gain on sale of assets, net	—	(314)	—	—	(314)
Minority interests	—	441	—	—	441

Earnings (loss) from continuing operations before income taxes	(34,016)	29,542	2,233	(28,639)	(30,880)
Income tax expense	—	—	—	—	—

Net earnings (loss) from continuing operations	(34,016)	29,542	2,233	(28,639)	(30,880)
Discontinued operations	—	1,000	—	—	1,000

Net earnings (loss)	(34,016)	30,542	2,233	(28,639)	(29,880)
Preferred stock dividends reversed	25,348	—	—	—	25,348

Net earnings (loss) due to common stockholders	$(8,668)	$30,542	$2,233	$(28,639)	$(4,532)

IASIS HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IASIS Healthcare Corporation
Condensed Consolidating Statement of Cash Flows
for the year ended September 30, 2003
(in thousands)

		Subsidiary Guarantors
				Health
	Parent		non-100%	Choice		Condensed
	Issuer	100% owned	owned(1)	100% owned	Eliminations	Consolidated

Cash flows from operating activities
Net earnings (loss)	$5,452	$55,563	$21,050	$8,327	$(69,839)	$20,553
Adjustments used to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	3,671	48,302	4,181	126	—	56,280
Minority interests	—	1,828	—	—	—	1,828
Gain on sale of property and equipment	—	(588)	—	—	—	(588)
Loss on debt extinguishment	—	3,900	—	—	—	3,900
Impairment of assets held for sale	—	11,741	—	—	—	11,741
Equity in earnings of affiliates	(76,613)	—	—	—	76,613	—
Changes in operating assets and liabilities, net of disposals:
Accounts receivable	—	(78)	1,491	—	—	1,413
Inventories, prepaid expenses and other current assets	—	(3,126)	1,401	(631)	—	(2,356)
Accounts payable and other accrued liabilities	6,456	19,307	2,943	(4,198)	—	24,508

Net cash provided by (used in) operating activities	(61,034)	136,849	31,066	3,624	6,774	117,279

Cash flows from investing activities
Purchase of property and equipment	—	(66,237)	(14,153)	(210)	—	(80,600)
Proceeds from sale of property and equipment	—	3,205	—	—	—	3,205
Change in other assets	—	(3,276)	423	—	—	(2,853)

Net cash used in investing activities	—	(66,308)	(13,730)	(210)	—	(80,248)

Cash flows from financing activities
Proceeds from issuance of common stock	2	—	—	—	—	2
Proceeds from debt borrowings	589,600	—	—	—	—	589,600
Payment of debt and capital leases	(514,570)	(381)	(1,298)	—	—	(516,249)
Debt financing costs incurred	(14,677)	10	—	—	—	(14,667)
Proceeds from hospital syndication	—	(29)	6,144	—	—	6,115
Change in intercompany balances with affiliates, net	101,749	(77,382)	(14,232)	(3,414)	(6,721)	—
Distribution of minority interests	—	7,052	(7,814)	—	—	(762)

Net cash provided by (used in) financing activities	162,104	(70,730)	(17,200)	(3,414)	(6,721)	64,039

Net increase (decrease) in cash and cash equivalents	101,070	(189)	136	—	53	101,070
Cash and cash equivalents at beginning of period	—	—	53	—	(53)	—

Cash and cash equivalents at end of period	$101,070	$(189)	$189	$—	$—	$101,070

(1)	A Supplemental Condensed Statement of Cash Flows which presents information for the individual non-100% owned subsidiary guarantors is presented below. The operations of the non-100% owned subsidiaries formed during 2003 are reflected in the Supplemental Condensed Statement of Cash Flows from the date such subsidiaries became non-wholly owned.

IASIS HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IASIS Healthcare Corporation
Non-100% Owned Subsidiary Guarantors

Supplemental Condensed Consolidating Statement of Cash Flows
for the year ended September 30, 2003
(in thousands)

	Odessa	Jordan	Southeast	Total Non-100% Owned
	Regional	Valley	Texas	Subsidiary Guarantors

Cash flows from operating activities
Net earnings	$12,646	$6,202	$2,202	$21,050
Adjustments: to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	2,149	1,471	561	4,181
Changes in operating assets and liabilities, net of disposals:
Accounts receivable	1,383	169	(61)	1,491
Inventories, prepaid expenses and other current assets	1,048	(127)	480	1,401
Accounts payable and other accrued liabilities	1,215	593	1,135	2,943

Net cash provided by operating activities	18,441	8,308	4,317	31,066

Cash flows from investing activities
Purchase of property and equipment	(1,714)	(5,457)	(6,982)	(14,153)
Change in other assets	(200)	103	520	423

Net cash used in investing activities	(1,914)	(5,354)	(6,462)	(13,730)

Cash flows from financing activities
Payment of debt and capital leases	(748)	(448)	(102)	(1,298)
Proceeds from hospital syndications, net	29	1,245	4,870	6,144
Change in intercompany balances with affiliates, net	(9,420)	(2,136)	(2,676)	(14,232)
Distribution of minority interests	(6,388)	(1,426)	—	(7,814)

Net cash provided by (used in) financing activities	(16,527)	(2,765)	2,092	(17,200)

Net increase (decrease) in cash and cash equivalents	—	189	(53)	136
Cash and cash equivalents at beginning of period	—	—	53	53

Cash and cash equivalents at end of period	$—	$189	$—	$189

IASIS HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IASIS Healthcare Corporation
Condensed Consolidating Statement of Cash Flows
for the year ended September 30, 2002
(in thousands)

		Subsidiary Guarantors

	Parent	100%	Non-100%		Condensed
	Issuer	Owned	Owned	Eliminations	Consolidated

Cash flows from operating activities
Net earnings (loss)	$(14,531)	$37,861	$7,113	$(41,415)	$(10,972)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,347	40,227	1,537	—	46,111
Minority interests	—	1,042	—	—	1,042
Cumulative effect of a change in accounting principle	—	39,497	—	—	39,497
Loss (gain) on sale of property and equipment	—	7	—	—	7
Reversal of excess loss accrual for discontinued operations	—	(972)	—	—	(972)
Equity in earnings of affiliates	(44,974)	—	—	44,974	—
Changes in operating assets and liabilities, net of the effect of disposals:
Accounts receivable	—	(6,292)	(135)	—	(6,427)
Inventories, prepaid expenses and other current assets	—	(2,649)	(1,057)	—	(3,706)
Accounts payable and other current liabilities	1,654	11,677	(806)	—	12,525

Net cash provided by (used in) operating activities	(53,504)	120,398	6,652	3,559	77,105

Cash flows from investing activities
Purchases of property and equipment	—	(38,061)	(9,564)	—	(47,625)
Purchase of real estate	—	(55,338)	—	—	(55,338)
Proceeds from sale of property and equipment	—	148	—	—	148
Change in other assets	—	(4,750)	(627)	—	(5,377)

Net cash used in investing activities	—	(98,001)	(10,191)	—	(108,192)

Cash flows from financing activities
Proceeds from issuance of common stock	222	—	—	—	222
Proceeds from senior bank debt borrowings	190,100	—	—	—	190,100
Payment of debt and capital leases	(161,216)	(390)	(413)	—	(162,019)
Change in intercompany balances with affiliates, net	24,398	(27,880)	7,041	(3,559)	—
Debt financing cost incurred	—	(2,587)	—	—	(2,587)
Distribution of minority interest	—	2,404	(3,089)	—	(685)

Net cash provided by (used in) financing activities	53,504	(28,453)	3,539	(3,559)	25,031

Net decrease in cash and cash equivalents	—	(6,056)	—	—	(6,056)
Cash and cash equivalents at beginning of period	—	6,056	—	—	6,056

Cash and cash equivalents at end of period	$—	$—	$—	$—	$—

IASIS HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IASIS Healthcare Corporation
Condensed Consolidating Statement of Cash Flows
for the year ended September 30, 2001
(in thousands)

		Subsidiary Guarantors

	Parent	100%	Non-100%		Condensed
	Issuer	Owned	Owned	Eliminations	Consolidated

Cash flows from operating activities
Net earnings (loss)	$(34,016)	$31,680	$2,233	$(29,777)	$(29,880)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,705	47,313	2,145	—	53,163
Minority interests	—	441	—	—	441
Gain on sale of property and equipment	—	(314)	—	—	(314)
Provision for asset revaluation and closure costs	—	11,900	—	—	11,900
Reversal of excess loss accrual for discontinued operations	—	(1,000)	—	—	(1,000)
Equity in earnings of affiliates	(33,913)	—	—	33,913	—
Changes in operating assets and liabilities, net of disposals:
Accounts receivable	—	(115)	(2,580)	—	(2,695)
Inventories, prepaid expenses and other current assets	—	3,696	(18)	—	3,678
Accounts payable and other current liabilities	(1,723)	12,540	2,016	—	12,833

Net cash provided by (used in) operating activities	(65,947)	106,141	3,796	4,136	48,126

Cash flows from investing activities
Purchases of property and equipment	—	(34,724)	(4,599)	—	(39,323)
Proceeds from sale of property and equipment	—	3,131	—	—	3,131
Payments for dispositions, net	—	(101)	—	—	(101)
Change in other assets	—	(1,348)	(18)	—	(1,366)

Net cash used in investing activities	—	(33,042)	(4,617)	—	(37,659)

Cash flows from financing activities
Proceeds from issuance of common stock	1,900	—	—	—	1,900
Proceeds from senior bank debt borrowings	141,000	—	—	—	141,000
Payment of debt and capital leases	(148,293)	(696)	—	—	(148,989)
Change in intercompany balances with affiliates, net	71,340	(66,379)	(825)	(4,136)	—
Proceeds from hospital syndications	—	(248)	2,075	—	1,827
Distribution of minority interest	—	280	(429)	—	(149)

Net cash provided by (used in) financing activities	65,947	(67,043)	821	(4,136)	(4,411)

Net increase in cash and cash equivalents	—	6,056	—	—	6,056
Cash and cash equivalents at beginning of period	—	—	—	—	—

Cash and cash equivalents at end of period	$—	$6,056	$—	$—	$6,056

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

     Evaluations of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2003. Based on this evaluation, the principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports.

     Changes in Internal Control Over Financial Reporting

     During the fourth fiscal quarter of the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The table below presents information with respect to our directors and executive officers:

Name	Age	Position

David R. White	56	Chairman of the Board, President and Chief Executive Officer
Sandra K. McRee	47	Chief Operating Officer
W. Carl Whitmer	39	Chief Financial Officer
Frank A. Coyle	39	Secretary, General Counsel
McKinley D. Moore	47	Senior Vice President, Development
Lance Smith	51	Chief Information Officer
John M. Doyle	43	Vice President, Treasurer
Larry D. Hancock	45	President, Utah Market
Dolores Horvath	56	President, Arizona Market
Phillip J. Mazzuca	44	President, Florida and Texas Markets
Derek Morkel	36	Operations Chief Financial Officer
James Moake	34	Division Chief Financial Officer
Peter Stanos	40	Vice President, Ethics and Business Practices
Michael S. Berk	33	Director
Jay R. Bloom	48	Director
Ramsey A. Frank	43	Director
Anthony Grillo	48	Director
Robert E. Kiss	46	Director
Paul S. Levy	56	Director
Jeffrey C. Lightcap	44	Director
Frank J. Rodriguez	32	Director

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

     McKinley D. Moore was appointed Senior Vice President, Development in January 2003. Prior to joining our company, Mr. Moore served as Vice President, Development of Symbion, Inc. from June 2002 through December 2002 where he was responsible for surgery center acquisitions and for development of joint venture relationships with hospitals. Mr. Moore served as Vice President, Acquisitions at Quorum Health Group, Inc. from May 1995 through May 2001 where he was responsible for hospital acquisitions and divestitures. From September 1987 through April 1995, Mr. Moore served as Director of Development for HealthTrust, Inc. where he was responsible for hospital acquisitions and divestitures and for developing joint ventures with physicians and not-for-profit hospitals. Prior to joining HealthTrust, Mr. Moore worked in the corporate office and in the Dallas-Fort Worth division office of HCA Inc. in marketing, planning, and business development, and began his career as a Financial Analyst with Hospital Affiliates International.

     Lance Smith was appointed as Chief Information Officer in July 2003. Prior to joining us, Mr. Smith served as the director of information technology and services for HCA/West Florida Division from April 1996 to May 2003. Prior to joining HCA, Mr. Smith served as a Director with Superior Consultant Company from April 1995 to February 1996 and as Vice President of SCH Entercorp Inc. from February 1984 to February 1995.

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

     Larry D. Hancock was named President of our Utah Market in June 2003. He served as President of Altius Health Plans in Salt Lake City, Utah from 1998 to June 2003. Prior to joining Altius, he served as President and Chief Executive Officer of American Family Care of Utah from July 1996 to September 1998. He was Chief Financial Officer of St. Mark’s Hospital in Salt Lake City from 1989 to 1994 and then served as President and Chief

Executive Officer of St. Mark’s from 1994 to 1996. Prior to 1989, Mr. Hancock served as Chief Financial Officer and Controller of various hospitals owned and operated by proprietary healthcare organizations.

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

     James Moake has served as a Division Chief Financial Officer since March 2003 and currently serves in that capacity for the Florida/Texas Division. From November 2002 to March 2003, Mr. Moake served as our company’s Operations Controller. Prior to joining the company, from March 2000 to November 2002, he served as the Chief Financial Officer for two regional medical centers of Province Healthcare, Inc. Mr. Moake served as the Chief Financial Officer of HMA, Inc.’s Community Hospital of Lancaster (PA) from July 1999 to March 2000 and the Assistant Chief Financial Officer of HMA, Inc.’s Biloxi Regional Medical Center (MS) from June 1998 to June 1999. From December 1994 to May 1998, he served as the Chief Financial Officer of Grant Regional Health Center, Inc. in Wisconsin.

     Peter Stanos served as Regional Director Clinical Operations, Utah Market from July 2002 until April 2003. Mr. Stanos was appointed Vice President Ethics & Business Practices in April 2003. From May 2000 until July 2002, Mr. Stanos was employed by Province Healthcare as Chief Quality Officer of Havasu Regional Medical Center and as Regional Director of Quality and Resource Management. From 1997 until 2000, Mr. Stanos was employed by HCA and Triad Healthcare as an Associate Administrator and Director of Quality and Resource Management, Materials, Pharmacy and Risk Management. Prior to joining HCA, Mr. Stanos served as Regional Director of several healthcare companies as well as an independent healthcare consultant.

     Michael S. Berk has been one of our Directors since October 1999. Mr. Berk is a Senior Vice President of JLL Partners, Inc., which he joined in February 1999. From September 1997 to February 1999, Mr. Berk was an associate at Frontenac Company.

     Jay R. Bloom has been one of our Directors since October 1999. Mr. Bloom is a managing director of Trimaran Fund Management, L.L.C., the investment advisor to Trimaran Fund II, L.L.C., a private equity fund. In addition, he is a member of the Investment Committee of Trimaran Advisors, L.L.C., the investment advisor to Caravelle Investment Fund, L.L.C. and Caravelle Investment Fund II, L.L.C., where he oversees a portfolio of bank loans, high yield securities, mezzanine and special situation investments. Mr. Bloom is also a vice chairman of CIBC World Markets Corp., a member of CIBC’s executive board, U.S. Management Committee, and a co-head of the CIBC Argosy Merchant Banking Funds. Prior to joining CIBC World Markets in 1995, Mr. Bloom was a founder and managing director of The Argosy Group L.P. Prior to joining The Argosy Group L.P., Mr. Bloom was a managing director at Drexel Burnham Lambert Incorporated and also worked at Lehman Brothers Kuhn Loeb Incorporated. In addition, Mr. Bloom previously practiced law with Paul Weiss Rifkind Wharton & Garrison. Mr. Bloom currently serves on the Board of Directors of JAC Holdings International, Inc., Transportation Technologies

Industries, Inc., PrimeCo Wireless Communications, LLC, NSP Holdings, LLC, Lancer Industries, Inc. and Norcraft Companies, L.L.C.

     Ramsey A. Frank has been one of our Directors since October 1999. Mr. Frank is a Senior Managing Director of JLL Partners, Inc., which he joined in September 1999. From January 1993 to September 1999, Mr. Frank was a Managing Director at Donaldson, Lufkin & Jenrette, Inc., where he headed the restructuring group and was a senior member of the leveraged finance group. Mr. Frank serves as a director of Advance PCS, Builders FirstSource, Inc., Motor Coach Industries International Inc., New World Pasta Company and Mosaic Sales Solutions Corp.

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

     Robert E. Kiss has been one of our Directors since April 2003. Mr. Kiss also served as a director of IASIS from October 1999 to May 2001. Mr. Kiss is a Managing Director of J.P. Morgan Fleming Asset Management (USA) Inc., the investment management affiliate of J.P. Morgan Chase & Co. Mr. Kiss is part of a team which manages $9 billion in commitments to private equity. Prior to his current role, which began in March 2000, Mr. Kiss was with J.P. Morgan Capital Corporation, the private equity investment unit of J.P. Morgan & Co., Inc., which he joined in June 1996. There he was responsible for direct private equity investments in the healthcare industry. Mr. Kiss serves as a director of CancerVax Corporation.

     Paul S. Levy has been one of our Directors since October 1999. Mr. Levy is a Senior Managing Director of JLL Partners, Inc., which he founded in 1988. Mr. Levy serves as a director of several companies, including Builders FirstSource, Inc., Fairfield Manufacturing Company, Inc., Lancer Industries Inc., Motor Coach Industries International Inc. and New World Pasta Company.

     Jeffrey C. Lightcap has been one of our Directors since October 1999. Mr. Lightcap is a Senior Managing Director of JLL Partners, Inc., which he joined in June 1997. From February 1993 to May 1997, Mr. Lightcap was a Managing Director at Merrill Lynch & Co., Inc., where he was the head of leveraged buyout firm coverage for the mergers and acquisitions group. Mr. Lightcap serves as a director of several companies, including JAG Holdings, Motor Coach Industries International Inc., New World Pasta Company and Mosaic Sales Solutions Corp.

     Frank J. Rodriguez has been one of our Directors since October 1999. Mr. Rodriguez is a Vice President of JLL Partners, Inc., which he joined in August 1995. From July 1993 to July 1995, Mr. Rodriguez was a member of the Merchant Banking Group at Donaldson, Lufkin & Jenrette, Inc. Mr. Rodriguez serves as a director of Motor Coach Industries International Inc. and Mosaic Sales Solutions Corp.

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

     Pursuant to a stockholders agreement, dated as of October 8, 1999, as amended, among our company, JLL Healthcare, LLC and other of our stockholders, nine designees of JLL Healthcare, LLC currently are serving on our board of directors. JLL Healthcare, LLC has the right to designate ten persons to serve on our board of directors. The operating agreement of JLL Healthcare, LLC provides that its designees on the board of directors will include eight designees of JLL Partners, Inc., one designee of CIBC WMC Inc. and one designee of J.P. Morgan Capital Corporation. Messrs. Berk, Frank, Grillo, Levy, Lightcap and Rodriguez serve on the board of directors as designees of JLL Partners, Inc. Mr. Bloom serves on the board of directors as a designee of CIBC WMC Inc. Mr. Kiss serves on the board of directors as a designee of J.P. Morgan Capital Corporation.

Audit Committee Financial Expert

     The current members of our audit committee are Jeffrey C. Lightcap and Jay R. Bloom. Our board of directors has determined that we do not have a financial expert, as defined in Item 401(h)(2) of Regulation S-K, serving on the audit committee. We intend to recruit one or more additional board members who will qualify as a financial expert.

Code of Ethics

     We have adopted a code of ethics for our principal executive officer, principal accounting and financial officer, controller and persons performing similar functions, a copy of which is filed as Exhibit 14 to this annual report on Form 10-K and which also has been posted on our Internet website at www.iasishealthcare.com. Please note that our Internet website address is provided as an inactive textual reference only. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our Internet website.

Item 11. Executive Compensation

     The following table provides information as to annual, long-term or other compensation during the last three fiscal years for:

-	the individual serving as our Chief Executive Officer during the fiscal year ended September 30, 2003; and

-	our four other most highly compensated executive officers who were serving as executive officers at September 30, 2003.

SUMMARY COMPENSATION TABLE

				Long-Term
				Compensation
				Awards
				Securities
	Annual Compensation			Underlying	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Options	Compensation
David R. White	2003	$742,921	$1,400,000	—	$6,804	(2)
Chairman of the Board, President	2002	629,167	450,000	—	6,282
& Chief Executive Officer (1)	2001	521,733	—	643,091	3,653
Sandra K. McRee(3)	2003	502,422	450,000	—	7,087	(2)
Chief Operating Officer	2002	427,379	153,300	—	2,508
	2001	140,221	—	625,987	—
W. Carl Whitmer (4)	2003	412,156	380,000	—	5,220	(2)
Chief Financial Officer	2002	379,024	135,900	457,993	6,169
	2001	220,887	—	41,996	3,171
Phillip J. Mazzuca (5)	2003	284,938	142,433	—	20,259	(8)
President, Florida and	2002	261,857	39,063	—	52,514	(11)
Texas Markets	2001	200,928	5,709	100,170	84,508	(6)
Derek Morkel (9)	2003	208,968	104,463	—	14,762	(7)
Operations Chief Financial Officer	2002	118,805	32,506	125,996	45,663	(10)
	2001	—	—	—	—

(1)	Mr. White served as our non-executive Chairman of the Board of Directors from October 1999 until November 2000. He was appointed our Chief Executive Officer in December 2000 and our President in May 2001.

(2)	Our contribution on behalf of the employee to our 401(k) plan.

(3)	Ms. McRee was appointed our Chief Operating Officer in May 2001.

(4)	Mr. Whitmer served as our Vice President and Treasurer from March 2000 until October 2001. He was appointed our Chief Financial Officer in November 2001.

(5)	Mr. Mazzuca served as Chief Executive Officer of Town & Country Hospital through August 2001. He was appointed as a Division President in September 2001.

(6)	Our contribution of $3,245 on behalf of Mr. Mazzuca to our 401(k) plan and relocation allowance of $81,263.

(7)	Our contribution of $3,172 on behalf of Mr. Morkel to our 401(k) plan and relocation allowance of $14,762.

(8)	Our contribution of $8,072 on behalf of Mr. Mazzuca to our 401(k) plan and relocation allowance of $12,187.

(9)	Mr. Morkel was appointed Operations Chief Financial Officer in February 2002.

(10)	Relocation allowance.

(11)	Our contribution of $2,077 on behalf of Mr. Mazzuca to our 401(k) plan and relocation allowance of $50,437.

     None of the named executive officers were granted stock options or stock appreciation rights during 2003.

     The following table summarizes certain information with respect to unexercised options held by the named executive officers at September 30, 2003. The securities underlying unexercised options were valued at $9.52 per share. No unexercised options were in-the-money at September 30, 2003.

FISCAL YEAR-END OPTION VALUES

	Number of Securities Underlying
	Unexercised-Options Held at
	September 30, 2003

Name	Exercisable	Unexercisable

David R. White	1,376,068	339,985
Sandra K. McRee	375,591	250,395
W. Carl Whitmer	400,786	225,198
Phillip J. Mazzuca	80,759	45,237
Derek Morkel	50,397	75,599

Directors’ Compensation

     Our directors do not receive any compensation for their services. We do, however, reimburse them for travel expenses and other out-of-pocket costs incurred in connection with attendance at board of directors and committee meetings.

Employment Agreements

     We entered into a five-year employment agreement with David R. White under which he serves as our Chairman of the Board, President and Chief Executive Officer. His employment commenced on December 1, 2000. Mr. White’s employment agreement provides for an initial base salary of $625,000 each year. Mr. White also is entitled to receive an annual target bonus of up to 200% of his base salary based upon the achievement of earnings and total indebtedness objectives set annually by our board of directors.

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

     We entered into a five-year employment agreement with each of Sandra K. McRee, under which she serves as our Chief Operating Officer, and W. Carl Whitmer, under which he serves as our Chief Financial Officer. Ms. McRee’s employment commenced on June 1, 2001. Mr. Whitmer has been employed by us since March 2000 and was appointed our Chief Financial Officer effective November 1, 2001. Each employment agreement provides for an initial base salary of $380,000 each year. In conjunction with their employment agreements, we awarded Ms. McRee options to purchase 625,986 shares of our common stock and Mr. Whitmer options to purchase 457,993 shares of our common stock under our 2000 Stock Option Plan. Ms. McRee’s options vest in five equal installments, with the first option vesting on September 30, 2001. Mr. Whitmer’s options vested 20% on the date of grant, with the balance vesting in four equal installments beginning September 30, 2002. Ms. McRee and Mr. Whitmer also are entitled to receive an annual target bonus of up to 100% of their base salaries based upon the achievement of earnings objectives set annually by our board of directors.

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

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     During fiscal 2003, the compensation committee was comprised of Messrs. White, Levy, Lightcap and Rodriguez. Messrs. Levy, Lightcap and Rodriguez have never been officers or employees of our company or its subsidiaries. Mr. White was appointed our Chief Executive Officer on December 1, 2000 and our President on May 22, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

     The table below sets forth the following information as of September 30, 2003 with respect to our compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated by (i) all compensation plans previously approved by our security holders and (ii) all compensation plans not previously approved by our security holders:

     -  the number of securities to be issued upon the exercise of outstanding options;

     -  the weighted-average exercise price of the outstanding options; and

     -  the number of securities remaining available for future issuance under the plans.

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

			Number of securities remaining
			available for future issuance under
	Number of securities to	Weighted-average	equity compensation plans
	be issued upon exercise	exercise price of	(excluding securities reflected in
Plan category	of outstanding options	outstanding options	the first column)

Equity compensation plans approved by security holders	6,833,704	$24.33	375,236
Equity compensation plans not approved by security holders	—	—	—

Total	6,833,704	$24.33	375,236

Beneficial Ownership of Our Common Stock

     The following table presents information as of December 24, 2003 regarding ownership of shares of our common stock by each person known to be a holder of more than 5% of our common stock, the members of our board of directors, each executive officer named in the summary compensation table and all current directors and executive officers as a group.

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

     Unless otherwise indicated, the address of each person listed below is 113 Seaboard Lane, Suite A-200, Franklin, Tennessee 37067.

	Common Stock
Beneficial Owners	Number Of Shares(1)	Percent Of Class(2)
JLL Healthcare, LLC(3)	27,974,625	87.5%
David R. White	1,409,903	4.4
Sandra K. McRee	375,591	*
W. Carl Whitmer	400,786	*
Phillip J. Mazzuca	80,759	*
Derek Morkel	50,397	*
Michael S. Berk(4)	—	*
Jay R. Bloom	—	*
Ramsey A. Frank (4)	27,974,625	87.5
Anthony Grillo	—	*
Robert E. Kiss	—	*
Paul S. Levy (4)	27,974,625	87.5
Jeffrey C. Lightcap (4)	27,974,625	87.5
Frank J. Rodriguez (4)	—	*
Current directors and executive officers as a group (21 persons)	30,606,230	88.7

*Less than 1%

(1)	The following shares of common stock subject to options granted pursuant to our 2000 Stock Option Plan currently exercisable or exercisable within 60 days of December 24, 2003 are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options but are not deemed outstanding for computing the percentage ownership of any other person: Mr. White, 1,376,068; Ms. McRee, 375,591; Mr. Whitmer, 400,786; Mr. Mazzuca, 80,759; Mr. Morkel, 50,397; all current directors and executive officers as a group (21 persons), 2,563,115.

(2)	Percentage ownership is based on 31,956,113 shares outstanding as of December 24, 2003.

(3)	Through its controlling interest in JLL Healthcare, LLC, Joseph Littlejohn & Levy Fund III, L.P. may be deemed to beneficially own all of the shares of common stock owned by JLL Healthcare, LLC. Members of JLL Healthcare, LLC include Joseph Littlejohn & Levy Fund III, L.P., Trimaran Fund II, L.L.C. and other investors in the Trimaran investment program, J.P. Morgan Capital Corporation, FCA Ventures II, L.P. and other investors.

(4)	Messrs. Berk, Frank, Levy, Lightcap and Rodriguez and are all associated with Joseph Littlejohn & Levy Fund III, L.P. which, through its controlling interest in JLL Healthcare, LLC, may be deemed to beneficially own all of the shares of common stock owned by JLL Healthcare, LLC. Messrs. Berk and Rodriguez disclaim any beneficial ownership of this common stock. Messrs. Frank, Levy and Lightcap are managing members of JLL Associates III, LLC, the general partner of Joseph Littlejohn & Levy Fund III, L.P., and, as a result, each may be deemed to beneficially own all of the shares owned by JLL Healthcare, LLC.

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

Item 13. Certain Relationships and Related Transactions.

Stockholders Agreement

     In connection with the recapitalization of the Paracelsus hospitals and the acquisition of hospitals and related facilities from Tenet Healthcare Corporation, JLL Healthcare, LLC and the other investors in our company entered into a stockholders agreement dated October 8, 1999, as amended, governing their ownership of our company. The following is a summary of the material terms of the stockholders agreement:

-	The stockholders other than JLL Healthcare, LLC have agreed to specified restrictions on the transfer of their shares.

-	There is no provision restricting how our stockholders vote on any matters.

-	From and after 180 days following an initial public offering of our common stock, the stockholders, under specified circumstances and subject to some conditions will have the right to require us to register their shares under the Securities Act and to participate in specified registrations of shares by us. JLL Healthcare is entitled to eight demand registrations, each other stockholder owning more than 5% of the outstanding common stock is entitled to two demand registrations, and each stockholder owning more than 3% and less than 5% is entitled to one demand registration.

-	From and after 180 days following an initial public offering, whenever the company proposes to register any of its equity securities or securities convertible or exchangeable into or exercisable for its equity securities (other than registrations on Forms S-8 and S-4), the stockholders shall have “piggyback” registration rights with respect to all these registrations.

     We have agreed to pay the administrative fees and expenses of JLL Healthcare, LLC during the term of the stockholders agreement. During the year ended September 30, 2003, we paid JLL Healthcare, LLC approximately $360,000 for its administrative fees and expenses.

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

Item 14. Principal Accounting Fees and Services

     The following table sets forth the aggregate fees for services related to fiscal years 2003 and 2002 provided by Ernst and Young LLP, our principal accountants.

	Fiscal	Fiscal
	2003	2002

Audit Fees (a)	$602,000	$417,000
Audit-Related Fees (b)	240,000	69,000
Tax Fees	—	—
All Other Fees (c)	34,000	8,000

(a)	Audit Fees represent fees billed for professional services rendered for the audit of our annual financial statements and review of our quarterly financial statements, and audit services provided in connection with other statutory or regulatory filings, including services related to our 81/2% senior subordinated notes issued in June 2003.

(b)	Audit-Related Fees represent fees billed for assurance services related to the audit of our financial statements. The amount shown for fiscal 2003 consists primarily of services rendered for the separate audits of three of our subsidiaries in conjunction with the private offering of limited partnership units in the subsidiaries to third party investors.

(c)	All Other Fees represent fees for services provided to us not otherwise included in the categories above.

     During fiscal 2003, we reviewed our existing practices regarding the use of our independent auditors to provide non-audit and consulting services, to ensure compliance with recent SEC proposals. Our audit committee adopted a policy, which provides that the our independent auditors may provide certain non-audit services which do not impair the auditors’ independence. In that regard, our audit committee must pre-approve all audit services provided to our company, as well as all non-audit services provided by our company’s independent auditors. This policy is administered by our senior corporate financial management, which reports throughout the year to our audit committee. Our audit committee pre-approved all audit and non-audit services provided by Ernst and Young LLP during fiscal 2003 and reviewed all audit and non-audit services for fiscal 2002.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1.	Financial Statements: See Item 8

	2.	Financial Statement Schedules: Not Applicable

	3.	Management Contracts and Compensatory Plans and Arrangements

-	IASIS Healthcare Corporation 2000 Stock Option Plan (6)

-	Senior Executive Officer Compensation Plan (7)

-	Employment Agreement dated February 7, 2001 between IASIS Healthcare Corporation and David R. White (10)

-	Form of Employment Agreement between IASIS Healthcare Corporation and each of Sandra K. McRee and W. Carl Whitmer (10)

4.	Exhibits:

Exhibit No.	Description

2.1	Recapitalization Agreement, dated as of August 16, 1999, by and among Paracelsus Healthcare Corporation, PHC/CHC Holdings, Inc., PHC/Psychiatric Healthcare Corporation, PHC-Salt Lake City, Inc., Paracelsus Pioneer Valley Hospital, Inc., Pioneer Valley Health Plan, Inc., PHC-Jordan Valley, Inc., Paracelsus PHC Regional Medical Center, Paracelsus Davis Hospital, Inc., PHC Utah, Inc., Clinicare of Utah, Inc. and JLL Hospital, LLC (1)

2.2	Asset Sale Agreement between Tenet Healthcare Corporation and JLL Hospital, LLC, dated August 15, 1999 (1)

2.3	Amendment No. 1 to Asset Sale Agreement, made and entered into as of October 15, 1999, by and between Tenet Healthcare Corporation and IASIS Healthcare Corporation (1)

2.4	Amendment No. 2 to Asset Sale Agreement, made and entered into as of October 15, 1999, by and between Tenet Healthcare Corporation and IASIS Healthcare Corporation (1)

2.5	Asset Sale Agreement between Odessa Hospital, Ltd., and JLL Hospital, LLC, dated as of August 15, 1999 (1)

2.6	Amendment No. 1 to Asset Sale Agreement, dated as of October 15, 1999, by and between Odessa Hospital, Ltd. and IASIS Healthcare Corporation (1)

3.1	Amended and Restated Certificate of Incorporation of IASIS Healthcare Corporation, as filed with the Secretary of State of the State of Delaware on March 6, 2001 (2)

3.2	Amended and Restated By-Laws of IASIS Healthcare Corporation (1)

4.1	Indenture, dated as of June 6, 2003, among IASIS Healthcare Corporation, the Subsidiary Guarantors and The Bank of New York, as Trustee (3)

4.2	Supplemental Indenture, dated as of October 1, 2003, between Davis Hospital & Medical Center, LP, as Subsidiary Guarantor, and The Bank of New York, as Trustee

4.3	Form of Subsidiary Guarantee, dated as of June 6, 2003, executed by each of the Subsidiary Guarantors (3)

4.4	Indenture, dated as of October 15, 1999, among IASIS Healthcare Corporation, the Delaware and Limited Partnership Subsidiary Guarantors and The Bank of New York, as Trustee (1)

4.5	Supplemental Indenture, dated October 25, 1999, among IASIS Healthcare Corporation, the Delaware and Limited Partnership Subsidiary Guarantors, the Arizona Subsidiary Guarantor, as guaranteeing subsidiary and The Bank of New York, as Trustee (1)

4.6	Supplemental Indenture, dated November 4, 1999, among IASIS Healthcare Corporation, the Delaware, Limited Partnership and Arizona Subsidiary Guarantors, the Utah Subsidiary Guarantor, as guaranteeing subsidiary and The Bank of New York, as Trustee (1)

4.7	Supplemental Indenture, dated September 29, 2000, between IASIS Finance, Inc., as Subsidiary Guarantor, and The Bank of New York, as Trustee (3)

Exhibit No.	Description

4.8	Supplemental Indenture, dated April 1, 2003, between Jordan Valley Hospital, LP, as Subsidiary Guarantor, and The Bank of New York, as Trustee (3)

4.9	Supplemental Indenture, dated as of August 1, 2003, between Southeast Texas Hospital, LP, as Subsidiary Guarantor, and The Bank of New York, as Trustee

4.10	Supplemental Indenture, dated as of October 1, 2003, between Davis Hospital & Medical Center, LP, as Subsidiary Guarantor, and The Bank of New York, as Trustee

4.11	Supplemental Indenture, dated as of October 1, 2003, between the entities listed on Exhibit A thereto, each a Subsidiary Guarantor, and The Bank of New York, as Trustee

4.12	Senior Subordinated Guarantee, dated October 15, 1999 by the Delaware and Limited Partnership Subsidiary Guarantors in favor of (i) the holders of IASIS Healthcare Corporation’s 13% Senior Subordinated Exchange Notes due 2009 and (ii) The Bank of New York, as Trustee under the Indenture governing the above-referenced notes (1)

4.13	Senior Subordinated Guarantee, dated October 25, 1999 by the Arizona Subsidiary Guarantor in favor of (i) the holders of IASIS Healthcare Corporation’s 13% Senior Subordinated Exchange Notes due 2009 and (ii) The Bank of New York, as Trustee under the Indenture governing the above-referenced notes (1)

4.14	Senior Subordinated Guarantee, dated November 4, 1999 by the Utah Subsidiary Guarantor in favor of (i) the holders of IASIS Healthcare Corporation’s 13% Senior Subordinated Exchange Notes due 2009 and (ii) The Bank of New York, as Trustee under the Indenture governing the above-referenced notes (1)

4.15	Form of IASIS Healthcare Corporation 13% Senior Subordinated Exchange Note due 2009 (1)

4.16	Form of IASIS Healthcare Corporation 8 1/2% Senior Subordinated Exchange Note due 2009 (3)

10.1	Stockholders Agreement, dated as of October 8, 1999, by and among IASIS Healthcare Corporation, JLL Healthcare, LLC, Paracelsus Healthcare Corporation and each of the other investors listed thereto (1)

10.2	Amendment to Stockholders Agreement, dated December 19, 2000, by and among IASIS Healthcare Corporation, JLL Healthcare, LLC, BTIP/Berenson Minella and Berenson Minella Investments LLC (5)

10.3	Amendment to Stockholders Agreement, dated February 6, 2001, between IASIS Healthcare Corporation and JLL Healthcare, LLC (6)

10.4	Tax Sharing Agreement, dated as of October 8, 1999, among JLL Healthcare, LLC and its affiliates (1)

10.5	IASIS Healthcare Corporation 2000 Stock Option Plan (6)

10.6	Senior Executive Officer Compensation Plan (7)

10.7	Lease, dated as of July 29, 1977, by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, Inc., as Tenant (8)

10.8	Addendum to Lease entered into by and between Sierra Equities, Inc., as Landlord, and Mesa

Exhibit No.	Description

General Hospital, Inc., as Tenant (8)

10.9	Conforming Amendment to Lease, dated as of June 10, 1991, by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, Inc., as Tenant (8)

10.10	Amendment to Hospital Lease, dated as of October 31, 2000, by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, L.P., as Tenant (8)

10.11	Amendment to Lease, dated April 30, 2003, by and between Sierra Equities, Inc. and Mesa General Hospital, L.P. (15)

10.12	Amended and Restated Pioneer Hospital Lease, dated as of June 28, 2002, by and between Health Care Property Investors, Inc. and Pioneer Valley Hospital, Inc. (9)

10.13	Lease Agreement, dated as of October 6, 2003, between The Dover Centre, LLC and IASIS Healthcare Corporation

10.14	Form of Indemnification Agreement (5)

10.15	Employment Agreement, dated February 7, 2001, between IASIS Healthcare Corporation and David R. White (10)

10.16	Form of Employment Agreement between IASIS Healthcare Corporation and each of Sandra K. McRee and W. Carl Whitmer (10)

10.17	Contract between Arizona Health Care Cost Containment System and Health Choice Arizona (including Amendment No. 1 thereto), effective as of October 1, 2003 (15)

10.18	Amendment No. 2 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2003

10.19	Amendment No. 3 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2003

10.20	Amendment No. 4 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2003

10.21	Amendment No. 5 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2003

10.22	Amendment No. 6 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2003

10.23	Sale and Purchase Agreement dated as of August 31, 2001 by and among Meditrust Healthcare Corporation, IASIS Healthcare Holdings, Inc. and St. Luke’s Medical Center, LP (10)

10.24	Amended and Restated Credit Agreement dated as of February 7, 2003, among IASIS Healthcare Corporation, as Borrower, Certain Subsidiaries of the Borrower, as Guarantors, Various Lenders, CitiCorp North America, Inc. and UBS AG, Stamford Branch, as Co-Syndication Agents, General Electric Capital Corporation and Residential Funding Corporation dba GMAC-RFC Health Capital, as Co-Documentation Agents, Bank of America, N.A., as Administrative Agent and Banc of America Securities, LLC and Salomon Smith Barney Inc., as Joint Lead Arrangers and Joint Book Managers (14)

Exhibit No.	Description

10.25	First Amendment to Credit Agreement dated as of May 21, 2003, by and among IASIS Healthcare Corporation, the Subsidiary Guarantors, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (3)

10.26	Joinder Agreement, dated as of April 30, 2003, by and between Jordan Valley Hospital, LP and Bank of America, N.A., as Administrative Agent and Collateral Agent

10.27	Joinder Agreement, dated as of August 1, 2003, by and between Southeast Texas Hospital, LP and Bank of America, N.A., as Administrative Agent and Collateral Agent

10.28	Joinder Agreement, dated as of October 1, 2003, by and between Davis Hospital & Medical Center, LP and Bank of America, N.A., as Administrative Agent and Collateral Agent

14	Code of Ethics

21	Subsidiaries of IASIS Healthcare Corporation

31.1	Certification of Principal Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Financial Statements of Odessa Regional Hospital, LP as of and for the years ended September 30, 2003, 2002 and 2001

99.2	Financial Statements of Jordan Valley Hospital, LP as of and for the years ended September 30, 2003, 2002 and 2001

99.3	Financial Statements of The Medical Center of Southeast Texas, LP as of and for the years ended September 30, 2003, 2002 and 2001

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-94521).

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-106612).

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000.

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-54086).

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001.

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002.

(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2002.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 11, 2003.

(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003.

(b)	On July 31, 2003, the Company filed a Current Report on Form 8-K to report that it had issued a press release announcing its earnings for its fiscal 2003 third quarter ended June 30, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IASIS HEALTHCARE CORPORATION

Date: December 24, 2003	By:	/s/ David R. White

David R. White
Chairman of the Board, President and Chief Executive
Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David R. White David R. White	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	December 24, 2003

/s/ W. Carl Whitmer W. Carl Whitmer	Chief Financial Officer (Principal Financial and Accounting Officer)	December 24, 2003

/s/ Michael S. Berk Michael S. Berk	Director	December 24, 2003

/s/ Jay R. Bloom Jay R. Bloom	Director	December 24, 2003

/s/ Ramsey A. Frank Ramsey A. Frank	Director	December 24, 2003

/s/ Anthony Grillo Anthony Grillo	Director	December 24, 2003

/s/ Robert E. Kiss Robert E. Kiss	Director	December 24, 2003

/s/ Paul S. Levy Paul S. Levy	Director	December 24, 2003

/s/ Jeffrey L. Lightcap Jeffrey L. Lightcap	Director	December 24, 2003

/s/ Frank J. Rodriguez Frank J. Rodriguez	Director	December 24, 2003

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

     No annual report or proxy material has been sent to security holders.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Recapitalization Agreement, dated as of August 16, 1999, by and among Paracelsus Healthcare Corporation, PHC/CHC Holdings, Inc., PHC/Psychiatric Healthcare Corporation, PHC-Salt Lake City, Inc., Paracelsus Pioneer Valley Hospital, Inc., Pioneer Valley Health Plan, Inc., PHC-Jordan Valley, Inc., Paracelsus PHC Regional Medical Center, Paracelsus Davis Hospital, Inc., PHC Utah, Inc., Clinicare of Utah, Inc. and JLL Hospital, LLC (1)

2.2	Asset Sale Agreement between Tenet Healthcare Corporation and JLL Hospital, LLC, dated August 15, 1999 (1)

2.3	Amendment No. 1 to Asset Sale Agreement, made and entered into as of October 15, 1999, by and between Tenet Healthcare Corporation and IASIS Healthcare Corporation (1)

2.4	Amendment No. 2 to Asset Sale Agreement, made and entered into as of October 15, 1999, by and between Tenet Healthcare Corporation and IASIS Healthcare Corporation (1)

2.5	Asset Sale Agreement between Odessa Hospital, Ltd., and JLL Hospital, LLC, dated as of August 15, 1999 (1)

2.6	Amendment No. 1 to Asset Sale Agreement, dated as of October 15, 1999, by and between Odessa Hospital, Ltd. and IASIS Healthcare Corporation (1)

3.1	Amended and Restated Certificate of Incorporation of IASIS Healthcare Corporation, as filed with the Secretary of State of the State of Delaware on March 6, 2001 (2)

3.2	Amended and Restated By-Laws of IASIS Healthcare Corporation (1)

4.1	Indenture, dated as of June 6, 2003, among IASIS Healthcare Corporation, the Subsidiary Guarantors and The Bank of New York, as Trustee (3)

4.2	Supplemental Indenture, dated as of October 1, 2003, between Davis Hospital & Medical Center, LP, as Subsidiary Guarantor, and The Bank of New York, as Trustee

4.3	Form of Subsidiary Guarantee, dated as of June 6, 2003, executed by each of the Subsidiary Guarantors (3)

4.4	Indenture, dated as of October 15, 1999, among IASIS Healthcare Corporation, the Delaware and Limited Partnership Subsidiary Guarantors and The Bank of New York, as Trustee (1)

4.5	Supplemental Indenture, dated October 25, 1999, among IASIS Healthcare Corporation, the Delaware and Limited Partnership Subsidiary Guarantors, the Arizona Subsidiary Guarantor, as guaranteeing subsidiary and The Bank of New York, as Trustee (1)

4.6	Supplemental Indenture, dated November 4, 1999, among IASIS Healthcare Corporation, the Delaware, Limited Partnership and Arizona Subsidiary Guarantors, the Utah Subsidiary Guarantor, as guaranteeing subsidiary and The Bank of New York, as Trustee (1)

4.7	Supplemental Indenture, dated September 29, 2000, between IASIS Finance, Inc., as Subsidiary Guarantor, and The Bank of New York, as Trustee (3)

4.8	Supplemental Indenture, dated April 1, 2003, between Jordan Valley Hospital, LP, as Subsidiary Guarantor, and The Bank of New York, as Trustee (3)

Exhibit No.	Description

4.9	Supplemental Indenture, dated as of August 1, 2003, between Southeast Texas Hospital, LP, as Subsidiary Guarantor, and The Bank of New York, as Trustee

4.10	Supplemental Indenture, dated as of October 1, 2003, between Davis Hospital & Medical Center, LP, as Subsidiary Guarantor, and The Bank of New York, as Trustee

4.11	Supplemental Indenture, dated as of October 1, 2003, between the entities listed on Exhibit A thereto, each a Subsidiary Guarantor, and The Bank of New York, as Trustee

4.12	Senior Subordinated Guarantee, dated October 15, 1999 by the Delaware and Limited Partnership Subsidiary Guarantors in favor of (i) the holders of IASIS Healthcare Corporation’s 13% Senior Subordinated Exchange Notes due 2009 and (ii) The Bank of New York, as Trustee under the Indenture governing the above-referenced notes (1)

4.13	Senior Subordinated Guarantee, dated October 25, 1999 by the Arizona Subsidiary Guarantor in favor of (i) the holders of IASIS Healthcare Corporation’s 13% Senior Subordinated Exchange Notes due 2009 and (ii) The Bank of New York, as Trustee under the Indenture governing the above-referenced notes (1)

4.14	Senior Subordinated Guarantee, dated November 4, 1999 by the Utah Subsidiary Guarantor in favor of (i) the holders of IASIS Healthcare Corporation’s 13% Senior Subordinated Exchange Notes due 2009 and (ii) The Bank of New York, as Trustee under the Indenture governing the above-referenced notes (1)

4.15	Form of IASIS Healthcare Corporation 13% Senior Subordinated Exchange Note due 2009 (1)

4.16	Form of IASIS Healthcare Corporation 8 1/2% Senior Subordinated Exchange Note due 2009 (3)

10.1	Stockholders Agreement, dated as of October 8, 1999, by and among IASIS Healthcare Corporation, JLL Healthcare, LLC, Paracelsus Healthcare Corporation and each of the other investors listed thereto (1)

10.2	Amendment to Stockholders Agreement, dated December 19, 2000, by and among IASIS Healthcare Corporation, JLL Healthcare, LLC, BTIP/Berenson Minella and Berenson Minella Investments LLC (5)

10.3	Amendment to Stockholders Agreement, dated February 6, 2001, between IASIS Healthcare Corporation and JLL Healthcare, LLC (6)

10.4	Tax Sharing Agreement, dated as of October 8, 1999, among JLL Healthcare, LLC and its affiliates (1)

10.5	IASIS Healthcare Corporation 2000 Stock Option Plan (6)

10.6	Senior Executive Officer Compensation Plan (7)

10.7	Lease, dated as of July 29, 1977, by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, Inc., as Tenant (8)

10.8	Addendum to Lease entered into by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, Inc., as Tenant (8)

10.9	Conforming Amendment to Lease, dated as of June 10, 1991, by and between Sierra Equities,

Exhibit No.	Description

Inc., as Landlord, and Mesa General Hospital, Inc., as Tenant (8)

10.10	Amendment to Hospital Lease, dated as of October 31, 2000, by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, L.P., as Tenant (8)

10.11	Amendment to Lease, dated April 30, 2003, by and between Sierra Equities, Inc. and Mesa General Hospital, L.P. (15)

10.12	Amended and Restated Pioneer Hospital Lease, dated as of June 28, 2002, by and between Health Care Property Investors, Inc. and Pioneer Valley Hospital, Inc. (9)

10.13	Lease Agreement, dated as of October 6, 2003, between The Dover Centre, LLC and IASIS Healthcare Corporation

10.14	Form of Indemnification Agreement (5)

10.15	Employment Agreement, dated February 7, 2001, between IASIS Healthcare Corporation and David R. White (10)

10.16	Form of Employment Agreement between IASIS Healthcare Corporation and each of Sandra K. McRee and W. Carl Whitmer (10)

10.17	Contract between Arizona Health Care Cost Containment System and Health Choice Arizona (including Amendment No. 1 thereto), effective as of October 1, 2003 (15)

10.18	Amendment No. 2 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2003

10.19	Amendment No. 3 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2003

10.20	Amendment No. 4 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2003

10.21	Amendment No. 5 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2003

10.22	Amendment No. 6 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2003

10.23	Sale and Purchase Agreement dated as of August 31, 2001 by and among Meditrust Healthcare Corporation, IASIS Healthcare Holdings, Inc. and St. Luke’s Medical Center, LP (10)

10.24	Amended and Restated Credit Agreement dated as of February 7, 2003, among IASIS Healthcare Corporation, as Borrower, Certain Subsidiaries of the Borrower, as Guarantors, Various Lenders, CitiCorp North America, Inc. and UBS AG, Stamford Branch, as Co-Syndication Agents, General Electric Capital Corporation and Residential Funding Corporation dba GMAC-RFC Health Capital, as Co-Documentation Agents, Bank of America, N.A., as Administrative Agent and Banc of America Securities, LLC and Salomon Smith Barney Inc., as Joint Lead Arrangers and Joint Book Managers (14)

10.25	First Amendment to Credit Agreement dated as of May 21, 2003, by and among IASIS Healthcare Corporation, the Subsidiary Guarantors, the Lenders party thereto and Bank of

Exhibit No.	Description

America, N.A., as Administrative Agent (3)

10.26	Joinder Agreement, dated as of April 30, 2003, by and between Jordan Valley Hospital, LP and Bank of America, N.A., as Administrative Agent and Collateral Agent

10.27	Joinder Agreement, dated as of August 1, 2003, by and between Southeast Texas Hospital, LP and Bank of America, N.A., as Administrative Agent and Collateral Agent

10.28	Joinder Agreement, dated as of October 1, 2003, by and between Davis Hospital & Medical Center, LP and Bank of America, N.A., as Administrative Agent and Collateral Agent

14	Code of Ethics

21	Subsidiaries of IASIS Healthcare Corporation

31.1	Certification of Principal Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Financial Statements of Odessa Regional Hospital, LP as of and for the years ended September 30, 2003, 2002 and 2001

99.2	Financial Statements of Jordan Valley Hospital, LP as of and for the years ended September 30, 2003, 2002 and 2001

99.3	Financial Statements of The Medical Center of Southeast Texas, LP as of and for the years ended September 30, 2003, 2002 and 2001

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-94521).

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-106612).

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000.

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-54086).

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001.

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002.

(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2002.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 11, 2003.

(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003.