Form 10-Q
period 2003-12-31
IASIS HEALTHCARE CORP
filed 2004-02-17
CIK 1073615

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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
if Changed Since Last Report)

     Indicate by check ✓ whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [✓] NO [   ]

     Indicate by check mark ✓ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [   ] NO [✓]

     As of February 17, 2004, 31,956,113 shares of the Registrant’s Common Stock were outstanding.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EX-10.1 PURCHASE AND SALE AGREEMENT
EX-10.2 LETTER AGREEMENT
EX-31.1 CERTIFICATION OF CEO
EX-31.2 CERTIFICATION OF CFO
EX-99.1 ODESSA REGIONAL HOSPITAL, LP FINANCIALS
EX-99.2 JORDAN VALLEY HOSPITAL, LP FINANCIALS
EX-99.3 MEDICAL CENTER OF SE TEXAS, LP FINANCIALS
EX-99.4 DAVIS HOSPITAL & MEDICAL, LP FINANCIALS

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

IASIS HEALTHCARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share amounts)

	(Unaudited)
	December 31,	September 30,
	2003	2003

ASSETS
Current assets:
Cash and cash equivalents	$94,970	$101,070
Accounts receivable, net of allowance for doubtful accounts of $71,013 and $47,028, respectively	161,513	153,183
Inventories	23,961	23,842
Prepaid expenses and other current assets	15,590	16,316
Assets held for sale	11,070	11,070

Total current assets	307,104	305,481
Property and equipment, net	437,091	435,477
Goodwill	252,204	252,204
Other assets, net	36,798	36,837

Total assets	$1,033,197	$1,029,999

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,337	$54,172
Salaries and benefits payable	25,898	29,842
Accrued interest payable	12,617	20,978
Medical claims payable	41,290	25,767
Accrued expenses and other current liabilities	20,651	20,529
Current portion of long-term debt and capital lease obligations	6,073	5,903

Total current liabilities	152,866	157,191
Long-term debt and capital lease obligations	656,858	658,531
Other long-term liabilities	27,149	27,795
Minority interest in consolidated entities	12,007	10,383
Stockholders’ equity:
Preferred stock – $0.01 par value, authorized 5,000,000 shares; no shares issued and outstanding at December 31, 2003 and September 30, 2003	—	—
Common stock – $0.01 par value, authorized 100,000,000 shares; 31,985,029 shares issued and 31,956,113 shares outstanding at December 31, 2003 and September 30, 2003	320	320
Nonvoting common stock – $0.01 par value, authorized 10,000,000 shares; no shares issued and outstanding at December 31, 2003 and September 30, 2003	—	—
Additional paid-in capital	450,720	450,720
Treasury stock, at cost, 16,306,541 shares at December 31, 2003 and September 30, 2003	(155,300)	(155,300)
Accumulated deficit	(111,423)	(119,641)

Total stockholders’ equity	184,317	176,099

Total liabilities and stockholders’ equity	$1,033,197	$1,029,999

See accompanying notes.

IASIS HEALTHCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In thousands)

	Three Months Ended
	December 31,

	2003	2002

Net revenue:
Net acute care revenue	$249,390	$217,817
Premium revenue	68,714	36,948

Total net revenue	318,104	254,765
Costs and expenses:
Salaries and benefits	99,416	88,799
Supplies	40,279	35,683
Medical claims	57,771	30,901
Other operating expenses	55,828	46,513
Provision for bad debts	25,098	19,711
Interest, net	13,891	13,317
Depreciation and amortization	16,731	12,851

Total costs and expenses	309,014	247,775

Earnings before gain on sale of assets, minority interests and income taxes	9,090	6,990
Gain on sale of assets, net	(151)	(780)
Minority interests	991	278

Earnings before income taxes	8,250	7,492
Income tax expense	32	—

Net earnings	$8,218	$7,492

See accompanying notes.

IASIS HEALTHCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended
	December 31,
	2003	2002

Cash flows from operating activities:
Net earnings	$8,218	$7,492
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	16,731	12,851
Minority interests	991	278
Gain on sale of assets, net	(151)	(780)
Changes in operating assets and liabilities, net of disposals:
Accounts receivable	(8,330)	(1,069)
Inventories, prepaid expenses and other current assets	607	(1,041)
Accounts payable and other accrued liabilities	(5,138)	(9,471)

Net cash provided by operating activities	12,928	8,260

Cash flows from investing activities:
Purchases of property and equipment	(17,362)	(14,415)
Proceeds from sale of assets	151	2,463
Change in other assets	(946)	(861)

Net cash used in investing activities	(18,157)	(12,813)

Cash flows from financing activities:
Proceeds from debt borrowings	—	62,200
Payment of debt and capital leases	(1,504)	(57,347)
Distribution of minority interests	(1,343)	(300)
Proceeds from hospital syndication	1,976	—

Net cash (used in) provided by financing activities	(871)	4,553

Decrease in cash and cash equivalents	(6,100)	—
Cash and cash equivalents at beginning of period	101,070	—

Cash and cash equivalents at end of period	$94,970	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$23,097	$18,720

Cash paid for income taxes	$21	$—

Supplemental schedule of noncash investing and financing activities:
Capital lease obligations incurred to acquire equipment	$—	$3,318

See accompanying notes.

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1. Basis of Presentation

     The unaudited condensed consolidated financial statements include the accounts of IASIS Healthcare Corporation (“IASIS” or “the Company”) and all subsidiaries and entities under common control of the Company and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The condensed and consolidated balance sheet at September 30, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying unaudited condensed consolidated financial statements and notes. Actual results could differ from those estimates.

     IASIS owns and operates medium-sized acute care hospitals in high-growth urban and suburban markets. At December 31, 2003, the Company owned or leased 14 acute care hospitals, with a total of 2,024 beds in service, located in four regions:

-	Salt Lake City, Utah;

-	Phoenix, Arizona;

-	Tampa-St. Petersburg, Florida; and

-	four cities in Texas, including San Antonio.

     The Company also owns and operates a behavioral health center in Phoenix and has an ownership interest in three ambulatory surgery centers. In addition, the Company owns and operates a Medicaid managed health plan in Phoenix called Health Choice Arizona, Inc. (“Health Choice” or the “Plan”), serving over 90,000 members at December 31, 2003. As more fully described in note 10, the Company acquired Lake Mead Hospital Medical Center in Las Vegas, Nevada on February 1, 2004.

2. Recently Issued Accounting Pronouncements

     In November 2002, the Financial Accounting Standards Board, (the “FASB”) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees (“FIN 45”). FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has undertaken in issuing the guarantee. The Company will apply FIN 45 to guarantees, if any, issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company’s consolidated financial position or results of operations.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“VIEs”), an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). FIN 46 requires certain VIEs to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the equity for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. The adoption of FIN 46 did not have a material effect on the Company’s results of operations or financial position.

     In May 2003, the FASB Issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Most provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. SFAS 149 is not expected to have a material effect on the Company’s financial statements. The Company held no derivative instruments as of and for the three months ended December 31, 2003.

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

3. Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following (in thousands):

	December 31,	September 30,
	2003	2003

Bank facilities	$322,000	$322,875
Senior subordinated notes	330,000	330,000
Capital lease obligations and other	10,931	11,559

	662,931	664,434
Less current maturities	6,073	5,903

	$656,858	658,531

Bank Facilities

     On February 7, 2003, the Company completed the refinancing of its credit facility to provide for a new $475.0 million credit facility in the form of a $350.0 million, six year term B loan and a $125.0 million, five year revolving credit facility (the “2003 credit facility”). Proceeds from the 2003 credit facility were used to refinance amounts outstanding under the 1999 credit facility and to fund closing and other transaction related costs of $10.9 million incurred in connection with the refinancing. The $125.0 million revolving credit facility is available for working capital and other general corporate purposes. Principal payments on the term B loan are due in quarterly installments of $875,000 until maturity. The 2003 credit facility is also subject to mandatory prepayment under specific circumstances including a portion of excess cash flow and the net proceeds from an initial public offering, asset sales, debt issuances and specified casualty events, each subject to various exceptions. The 2003 credit facility included a 1% prepayment penalty on voluntary prepayments under the term loan, which lapsed on February 7, 2004.

     The 2003 credit facility was amended on June 6, 2003 to allow for the issuance of the Company’s 8½% senior subordinated notes, as discussed below. On February 9, 2004, the 2003 credit facility was further amended

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

to, among other things, reduce the applicable margin on the term loans by 150 basis points and increase the annual capital expenditure limitations beginning in fiscal year 2005.

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

     At December 31, 2003, there was $322.0 million outstanding under the six-year term B loan and no amounts outstanding under the revolving credit facility. The revolving credit facility includes a $75.0 million sub-limit for letters of credit that may be issued. At December 31, 2003, the Company had issued $40.3 million in letters of credit. The loans under the credit facilities accrued interest at variable rates at specified margins above either the agent bank’s alternate base rate or its reserve-adjusted Eurodollar rate. The weighted average interest rate of outstanding borrowings under the 2003 credit facility was approximately 5.40% for the three months ended December 31, 2003. The Company pays a commitment fee equal to 0.5% of the average daily amount available under the revolving credit facility.

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

     Except with respect to a change of control, the Company is not required to make mandatory redemption or sinking fund payments with respect to the 1999 Notes. The Company may redeem the 1999 Notes, in whole or in part, at any time from October 15, 2004 to October 14, 2008 at redemption prices ranging from 106.500% to 101.625%, plus accrued and unpaid interest. Thereafter, the Company may redeem the 1999 Notes at a 100% redemption price plus accrued and unpaid interest. The 1999 Notes are guaranteed, fully and unconditionally, jointly and severally, by the Subsidiary Guarantors. The Company is a holding company with no independent assets or operations apart from its ownership of the Subsidiary Guarantors. At December 31, 2003, all of the Subsidiary Guarantors fully and unconditionally guaranteed the 1999 Notes and, with the exception of Odessa Regional Hospital, LP, Jordan Valley Hospital, LP, The Medical Center of Southeast Texas, LP and Davis Hospital & Medical Center, LP, all were 100% owned by the Company. The indenture for the 1999 Notes contains certain covenants, including but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, dividends and the Company’s ability to merge or consolidate.

8½% Senior Subordinated Notes

     On June 6, 2003, the Company issued $100.0 million of 8-1/2% senior subordinated notes due 2009. On August 14, 2003, the Company exchanged all of its outstanding 8-1/2% senior subordinated notes due 2009 for 8-1/2% senior subordinated notes due 2009 that have been registered under the Securities Act of 1933, as amended (the “2003 Notes”). Terms and conditions of the exchange offer were as set forth in the registration statement on Form S-4 filed with the Securities and Exchange Commission that became effective on July 16, 2003. The 2003 Notes are unsecured obligations and are subordinated in right of payment to all existing and future senior indebtedness of the Company. Interest on the 2003 Notes is payable semi-annually on April 15 and October 15.

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
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

	Three months ended,

	December 31,	December 31,
	2003	2002

Net earnings, as reported	$8,218	$7,492
Less: stock-based compensation expense determined under fair value based method	(375)	(372)

Pro forma net earnings	$7,843	$7,120

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

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

Professional, General and Workers Compensation Liability Risks

     The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment and personal injuries. To cover these types of claims, the Company maintains general liability and professional liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is currently not a party to any such proceedings that, in the Company’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company expenses an estimate of the costs it expects to incur under the self-insured retention exposure for general and professional liability claims using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis. As of December 31, 2003 and September 30, 2003, the Company’s professional and general liability accrual for asserted and unasserted claims was approximately $23.8 million and $24.3 million, respectively, which is included within other long-term liabilities in the accompanying condensed consolidated balance sheets.

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

Health Choice

     Health Choice has entered into a capitated contract whereby the Plan provides healthcare services in exchange for fixed periodic and supplemental payments from AHCCCS. These services are provided regardless of the actual costs incurred to provide these services. The Company receives reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds. The Company believes the capitated payments, together with reinsurance and other supplemental payments are sufficient to pay for the services Health Choice is obligated to deliver. As of December 31, 2003, the Company has provided a performance guaranty in the form of a letter of credit in the amount of $20.6 million for the benefit of AHCCCS to support its obligations under the Health Choice contract to provide and pay for the healthcare services. Additionally, Health Choice maintains a cash balance of $5 million and an intercompany demand note with the Company. The amount of the performance guaranty is based upon the membership in the plan and the related capitation revenue paid to us.

Capital Expenditure Commitments

     The Company is expanding and renovating some of its facilities to permit additional patient volume and to provide a greater variety of services. At December 31, 2003, the Company had various projects under construction with an estimated additional cost to complete and equip of approximately $109.8 million.

Tax Sharing Agreement

     The Company and some of its subsidiaries are included in JLL Healthcare, LLC’s consolidated group for U.S. federal income tax purposes as well as in some consolidated, combined or unitary groups which include JLL Healthcare, LLC for state, local and foreign income tax purposes. The Company and JLL Healthcare, LLC entered into a tax sharing agreement in connection with the capitalization of the Company. The tax sharing agreement requires the Company to make payments to JLL Healthcare, LLC such that, with respect to tax returns for any taxable period in which the Company or any of its subsidiaries is included in JLL Healthcare, LLC’s consolidated group or any combined group, including JLL Healthcare, LLC, the amount of taxes to be paid by the Company will be determined, subject to some adjustments, as if the Company and each of its subsidiaries included in JLL Healthcare, LLC’s consolidated group or a combined group including JLL Healthcare, LLC filed their own consolidated, combined or unitary tax return.

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

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

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

(2)  its Medicaid managed health plan, Health Choice and a related entity (collectively referred to as Health Choice). The following is a financial summary by business segment for the periods indicated:

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

	For the Three Months Ended December 31, 2003

	Acute Care	Health Choice	Eliminations	Consolidated

Net acute care revenue	$249,390	$—	$—	$249,390
Premium revenue	—	68,714	—	68,714
Revenue between segments	2,979	—	(2,979)	—

Net revenue	252,369	68,714	(2,979)	318,104
Salaries and benefits	97,243	2,173	—	99,416
Supplies	40,237	42	—	40,279
Medical claims	—	60,750	(2,979)	57,771
Other operating expenses	53,143	2,684	—	55,827
Provision for bad debts	25,099	—	—	25,099

Adjusted EBITDA(1)	36,647	3,065	—	39,712
Interest expense, net	13,891	—	—	13,891
Depreciation and amortization	16,690	41	—	16,731

Earnings before gain on sale of assets, minority interests and taxes	6,066	3,024	—	9,090
Gain on sale of assets, net	(151)	—	—	(151)
Minority interests	991	—	—	991

Earnings before income taxes	$5,226	$3,024	$—	$8,250

Segment assets	$1,026,504	$6,693		$1,033,197

	For the Three Months Ended December 31, 2002

	Acute Care	Health Choice	Eliminations	Consolidated

Net acute care revenue	$217,817	$—	$—	$217,817
Premium revenue	—	36,948	—	36,948
Revenue between segments	1,908	—	(1,908)	—

Net revenue	219,725	36,948	(1,908)	254,765
Salaries and benefits	87,243	1,556	—	88,799
Supplies	35,561	122	—	35,683
Medical claims	—	32,809	(1,908)	30,901
Other operating expenses	45,883	630	—	46,513
Provision for bad debts	19,711	—	—	19,711

Adjusted EBITDA(1)	31,327	1,831	—	33,158
Interest expense, net	13,317	—	—	13,317
Depreciation and amortization	12,818	33	—	12,851

Earnings before gain on sale of assets, minority interests and taxes	5,192	1,798	—	6,990
Gain on sale of assets, net	(780)	—	—	(780)
Minority interests	278	—	—	278

Earnings before income taxes	$5,694	$1,798	$—	$7,492

Segment assets	$900,221	$2,450		$902,671

(1)	Adjusted EBITDA represents net earnings before interest expense, gain on sale of assets, minority interests, income taxes, and depreciation and amortization. Management routinely calculates and communicates Adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate hospital performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses Adjusted EBITDA as a measure of performance for its business segments and for incentive compensation purposes. Adjusted EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles (GAAP), and the items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

7. Supplemental Condensed Consolidating Financial Information

     The 1999 Notes described in Note 3 are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s material subsidiaries. The 2003 Notes described in Note 3 are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s material subsidiaries except Health Choice.

     A summarized condensed consolidating balance sheet at December 31, 2003 and September 30, 2003 and condensed consolidating statement of operations and statement of cash flows for the three months ended December 31, 2003 and 2002 for the Company, segregating the parent company issuer, the combined 100% owned subsidiary guarantors, the non-100% owned subsidiary guarantors and eliminations, are found below. Separate unaudited condensed financial statements of the non-100% owned subsidiary guarantors, Odessa Regional Hospital, LP (“Odessa”), Jordan Valley Hospital, LP (“Jordan Valley”), The Medical Center of Southeast Texas, LP (“Southeast Texas”) and Davis Hospital & Medical Center, LP (“Davis”) are included as Exhibits 99.1, 99.2, 99.3, and 99.4, respectively, to this report on Form 10-Q. During the year ended September 30, 2001, Odessa sold limited partner units, which diluted the Company’s ownership to 88.8%. On April 1, 2003, Jordan Valley sold limited partner units, which diluted the Company’s ownership to 97.4%. On August 1, 2003, Southeast Texas sold limited partner units, which diluted the Company’s ownership to 88.8%. On October 1, 2003, Davis sold limited partner units, which diluted the Company’s ownership to 97.5%. However, each of Odessa, Jordan Valley, Southeast Texas and Davis continues to fully and unconditionally guarantee the 1999 Notes and 2003 Notes. Prior to these transactions, all of the Company’s subsidiary guarantors were 100% owned.

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

IASIS Healthcare Corporation

Condensed Consolidating Balance Sheet (unaudited)
December 31, 2003
(in thousands)

		Subsidiary Guarantors

				Health
	Parent	100%	non-100%	Choice		Condensed
	Issuer	owned	owned (1)	100% owned	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$92,540	$560	$1,870	$—	$94,970
Accounts receivable, net	—	117,733	43,780	—	—	161,513
Inventories	—	16,489	7,472	—	—	23,961
Prepaid expenses and other current assets	—	8,952	2,482	4,156	—	15,590
Assets held for sale	—	11,070	—	—	—	11,070

Total current assets	—	246,784	54,294	6,026	—	307,104
Property and equipment, net	—	304,056	132,379	656	—	437,091
Intercompany		(88,987)	38,795	50,192	—	—
Net investment in and advances to subsidiaries	936,204	—	—	—	(936,204)	—
Goodwill	—	208,150	44,054	—	—	252,204
Other assets	24,153	9,430	3,204	11	—	36,798

Total assets	$960,357	$679,433	$272,726	$56,885	$(936,204)	$1,033,197

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$35,126	$10,332	$879	$—	$46,337
Salaries and benefits payable	—	19,422	6,476	—	—	25,898
Accrued interest payable	12,617	—	—	—	—	12,617
Medical claims payable	—	—	—	41,290	—	41,290
Accrued expenses and other current liabilities	—	17,297	2,618	736	—	20,651
Current portion of long-term debt and capital lease obligations	3,500	1,432	3,861	—	(2,720)	6,073

Total current liabilities	16,117	73,277	23,287	42,905	(2,720)	152,866
Long-term debt and capital lease obligations	648,500	4,908	135,717	—	(132,267)	656,858
Other long-term liabilities	—	27,149	—	—	—	27,149
Minority interest	—	12,007	—	—	—	12,007
Stockholders’ equity	295,740	562,092	113,722	13,980	(801,217)	184,317

Total liabilities and stockholders’ equity	$960,357	$679,433	$272,726	$56,885	$(936,204)	$1,033,197

(1) A Supplemental Condensed Balance Sheet which presents information for the individual non-100% owned subsidiary guarantors is presented below.

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

IASIS Healthcare Corporation

Non-100% Owned
Subsidiary Guarantors

Supplemental Condensed Balance Sheet (unaudited)
December 31, 2003
(in thousands)

					Total Non-100%
	Odessa		Southeast		Owned Subsidiary
	Regional	Jordan Valley	Texas	Davis	Guarantors

Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$560	$560
Accounts receivable, net	8,793	8,103	15,546	11,338	43,780
Inventories	1,288	1,220	3,531	1,433	7,472
Prepaid expenses and other current assets	161	257	1,445	619	2,482

Total current assets	10,242	9,580	20,522	13,950	54,294
Property and equipment, net	24,069	39,599	26,151	42,560	132,379
Intercompany	6,897	368	23,650	7,880	38,795
Goodwill	28,827	8,925	—	6,302	44,054
Other assets	838	1,308	715	343	3,204

Total assets	$70,873	$59,780	$71,038	$71,035	$272,726

Liabilities and equity
Current liabilities:
Accounts payable	$2,177	$2,948	$2,473	$2,734	$10,332
Salaries and benefits payable	1,402	1,252	2,297	1,525	6,476
Accrued expenses and other current liabilities	532	98	1,901	87	2,618
Current portion of long-term debt and capital lease obligations	1,077	977	739	1,068	3,861

Total current liabilities	5,188	5,275	7,410	5,414	23,287
Long-term debt and capital lease obligations	40,040	32,175	23,469	40,033	135,717
Equity	25,645	22,330	40,159	25,588	113,722

Total liabilities and equity	$70,873	$59,780	$71,038	$71,035	$272,726

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

IASIS Healthcare Corporation

Condensed Consolidating Balance Sheet
September 30, 2003
(in thousands)

		Subsidiary Guarantors

				Health
	Parent	100%	non-100%	Choice		Condensed
	Issuer	owned	owned(1)	100% owned	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$100,881	$189	$—	$—	$101,070
Accounts receivable, net	—	124,884	28,299	—	—	153,183
Inventories	—	17,774	6,068	—	—	23,842
Prepaid expenses and other current assets	—	10,230	2,008	4,078	—	16,316
Assets held for sale	—	11,070	—	—	—	11,070

Total current assets	—	264,839	36,564	4,078	—	305,481
Property and equipment, net	—	348,968	85,841	668	—	435,477
Intercompany	—	(84,741)	44,801	39,940	—	—
Net investment in and advances to subsidiaries	948,121	—	—	—	(948,121)	—
Goodwill	—	214,452	37,752	—	—	252,204
Other assets	21,472	12,311	3,054	—	—	36,837

Total assets	$969,593	$755,829	$208,012	$44,686	$(948,121)	$1,029,999

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$44,718	$8,521	$933	$—	$54,172
Salaries and benefits payable	—	24,036	5,806	—	—	29,842
Accrued interest payable	20,978	—	—	—	—	20,978
Medical claims payable	—	—	—	25,767	—	25,767
Accrued expenses and other current liabilities	—	18,317	2,212	—	—	20,529
Current portion of long-term debt and capital lease obligations	3,500	1,714	2,675	—	(1,986)	5,903

Total current liabilities	24,478	88,785	19,214	26,700	(1,986)	157,191
Long-term debt and capital lease obligations	649,375	6,005	96,494		(93,343)	658,531
Other long-term liabilities	—	27,795	—	—	—	27,795
Minority interest	—	10,383	—	—	—	10,383
Stockholders’ equity	295,740	622,861	92,304	17,986	(852,792)	176,099

Total liabilities and stockholders’ equity	$969,593	$755,829	$208,012	$44,686	$(948,121)	$1,029,999

(1)	A Supplemental Condensed Balance Sheet which presents information for the individual non-100% owned subsidiary guarantors is presented below.

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

IASIS Healthcare Corporation

Non-100% Owned
Subsidiary Guarantors

Supplemental Condensed Balance Sheet
September 30, 2003
(in thousands)

				Total Non-100%
				Owned Subsidiary
	Odessa Regional	Jordan Valley	Southeast Texas	Guarantors

Assets
Current assets:
Cash and cash equivalents	$—	$189	$—	$189
Accounts receivable, net	7,365	6,938	13,996	28,299
Inventories	1,299	1,210	3,559	6,068
Prepaid expenses and other current assets	249	429	1,330	2,008

Total current assets	8,913	8,766	18,885	36,564
Property and equipment, net	23,991	36,670	25,180	85,841
Intercompany	14,107	4,396	26,298	44,801
Goodwill	28,827	8,925	—	37,752
Other assets	864	1,165	1,025	3,054

Total assets	$76,702	$59,922	$71,388	$208,012

Liabilities and equity
Current liabilities:
Accounts payable	$2,501	$2,431	$3,589	$8,521
Salaries and benefits payable	1,489	1,496	2,821	5,806
Accrued expenses and other current liabilities	405	242	1,565	2,212
Current portion of long-term debt and capital lease obligations	1,142	957	576	2,675

Total current liabilities	5,537	5,126	8,551	19,214
Long-term debt and capital lease obligations	40,253	32,435	23,806	96,494
Equity	30,912	22,361	39,031	92,304

Total liabilities and equity	$76,702	$59,922	$71,388	$208,012

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

IASIS Healthcare Corporation

Condensed Consolidating Statement of Operations
for the Three Months Ended December 31, 2003 (unaudited)
(in thousands)

		Subsidiary Guarantors
				Health
	Parent	100%	non-100%	Choice		Condensed
	Issuer	owned	owned (1)	100% owned	Eliminations	Consolidated

Net revenue:
Net acute care revenue	$—	$170,303	$79,087	$—	$—	$249,390
Premium revenue	—	2,979	—	68,714	(2,979)	68,714

Total net revenue	—	173,282	79,087	68,714	(2,979)	318,104
Costs and expenses:
Salaries and benefits	—	71,262	25,981	2,173	—	99,416
Supplies	—	30,369	9,868	42	—	40,279
Medical claims	—	—	—	60,750	(2,979)	57,771
Other operating expenses	—	39,853	13,291	2,684	—	55,828
Provision for bad debts	—	18,651	6,447	—	—	25,098
Interest, net	14,578	(687)	2,906	—	(2,906)	13,891
Depreciation and amortization	984	12,930	2,776	41	—	16,731
Management fees	(1,643)	—	1,643	—	—	—
Equity in earnings of affiliates	(19,231)	—	—	—	19,231	—

Total costs and expenses	(5,312)	172,378	62,912	65,690	13,346	309,014
Earnings before gain on sale of assets, minority interest, and income taxes	5,312	904	16,175	3,024	(16,325)	9,090
Gain on sale of assets, net	—	151	—	—	—	151
Minority interests	—	(991)	—	—	—	(991)

Earnings before income taxes	5,312	64	16,175	3,024	(16,325)	8,250
Income tax expense	—	32	—	—	—	32

Net earnings (loss)	$5,312	$32	$16,175	$3,024	$(16,325)	$8,218

(1)	A Supplemental Condensed Statement of Operations which presents information for the individual non-100% owned subsidiary guarantors is presented below.

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

IASIS Healthcare Corporation
Non-100% Owned Subsidiary Guarantors

Supplemental Condensed Statement of Operations (unaudited)
for the Three Months Ended December 31, 2003
(in thousands)

					Total Non-100%
					Owned
	Odessa	Jordan	Southeast		Subsidiary
	Regional	Valley	Texas	Davis	Guarantors

Net revenue:
Net acute care revenue	$15,590	$14,914	$27,958	$20,625	$79,087

Total net revenue	15,590	14,914	27,958	20,625	79,087
Costs and expenses:
Salaries and benefits	5,311	4,716	9,706	6,248	25,981
Supplies	1,539	1,534	4,151	2,644	9,868
Other operating expenses	2,071	2,303	5,779	3,138	13,291
Provision for bad debts	1,292	1,306	2,953	896	6,447
Interest, net	947	624	763	572	2,906
Depreciation and amortization	591	602	892	691	2,776
Management fees	304	298	629	412	1,643

Total costs and expenses	12,055	11,383	24,873	14,601	62,912

Earnings before income taxes	3,535	3,531	3,085	6,024	16,175
Income tax expense	—	—	—	—	—

Net earnings	$3,535	$3,531	$3,085	$6,024	$16,175

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

IASIS Health Corporation

Condensed Consolidating Statement of Operations
for the Three Months Ended December 31, 2002 (unaudited)
(in thousands)

		Subsidiary Guarantors

			Non-100%		Condensed
	Parent Issuer	100% Owned	Owned	Eliminations	Consolidated

Net revenue:
Net acute care revenue	$—	$203,820	$16,220	$(2,223)	$217,817
Premium revenue	—	36,948	—	—	36,948

Total net revenue	—	240,768	16,220	(2,223)	254,765
Costs and expenses:
Salaries and benefits	—	83,484	5,315	—	88,799
Supplies	—	33,254	2,429	—	35,683
Medical claims		32,809	—	(1,908)	30,901
Other operating expenses	—	43,966	2,547	—	46,513
Provision for bad debts	—	18,286	1,425	—	19,711
Interest, net	13,246	71	1,255	(1,255)	13,317
Depreciation and amortization	1,114	11,230	507	—	12,851
Management fees	—	—	315	(315)	—
Equity in earnings of affiliates	(20,597)	—	—	20,597	—

Total costs and expenses	(6,237)	223,100	13,793	17,119	247,775
Earnings before gain on sale of assets, minority interests and income taxes	6,237	17,668	2,427	(19,342)	6,990
Gain on sale of assets, net	—	780	—	—	780
Minority interests	—	278	—	—	(278)

Earnings before income taxes	6,237	18,170	2,427	(19,342)	7,492
Income tax expense	—	—	—	—	—

Net earnings (loss)	$6,237	$18,170	$2,427	$(19,342)	$7,492

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

IASIS Healthcare Corporation

Condensed Consolidating Statement of Cash Flows (unaudited)
for the Three Months Ended December 31, 2003
(in thousands)

		Subsidiary Guarantors

	Parent		non-100%	Health Choice		Condensed
	Issuer	100% owned	owned(1)	100% owned	Eliminations	Consolidated

Cash flows from operating activities
Net earnings (loss)	$5,312	$32	$16,175	$3,024	$(16,325)	$8,218
Adjustments used to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	984	12,930	2,776	41	—	16,731
Minority interests	—	991	—	—	—	991
Gain on sale of assets, net	—	(151)	—	—	—	(151)
Equity in earnings of affiliates	(19,231)	—	—	—	19,231	—
Changes in operating assets and liabilities:
Accounts receivable	—	(4,117)	(4,213)	—	—	(8,330)
Inventories, prepaid expenses and other current assets	—	(451)	398	660	—	607
Accounts payable and other accrued liabilities	(8,361)	(10,457)	(1,775)	15,455	—	(5,138)

Net cash provided by (used in) operating activities	(21,296)	(1,223)	13,361	19,180	2,906	12,928

Cash flows from investing activities
Purchase of property and equipment	—	(9,020)	(8,313)	(29)	—	(17,362)
Proceeds from sale of property and equipment	—	151	—	—	—	151
Change in other assets	—	(1,936)	990	—	—	(946)

Net cash used in investing activities	—	(10,805)	(7,323)	(29)	—	(18,157)

Cash flows from financing activities
Payment of debt and capital leases	—	(966)	(538)	—	—	(1,504)
Proceeds from hospital syndication	—	—	1,976	—	—	1,976
Change in intercompany balances with affiliates, net	21,296	4,464	(5,859)	(17,281)	(2,620)	—
Distribution of minority interests	—	—	(1,343)	—	—	(1,343)

Net cash provided by (used in) financing activities	21,296	3,498	(5,764)	(17,281)	(2,620)	(871)

Net increase (decrease) in cash and cash equivalents	—	(8,530)	274	1,870	286	(6,100)
Cash and cash equivalents at beginning of period	—	101,070	286	—	(286)	101,070

Cash and cash equivalents at end of period	$—	$92,540	$560	$1,870	$—	$94,970

(1)	A Supplemental Condensed Statement of Cash Flows which presents information for the individual non-100% owned subsidiary guarantors is presented below.

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

IASIS Healthcare Corporation

Supplemental Condensed Consolidating Statement of Cash Flows (unaudited)
for the Three Months Ended December 31, 2003
(in thousands)

					Total Non-100%
	Odessa	Jordan	Southeast		Owned Subsidiary
	Regional	Valley	Texas	Davis	Guarantors

Cash flows from operating activities
Net earnings	$3,535	$3,531	$3,085	$6,024	$16,175
Adjustments: to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation and amortization	591	602	892	691	2,776
Changes in operating assets and liabilities:
Accounts receivable	(1,428)	(1,165)	(1,550)	(70)	(4,213)
Inventories, prepaid expenses and other current assets	99	162	(87)	224	398
Accounts payable and other accrued liabilities	(284)	129	(1,304)	(316)	(1,775)
Accrued loss on discontinued operations	—	—	—	—	—

Net cash provided by operating activities	2,513	3,259	1,036	6,553	13,361

Cash flows from investing activities
Purchase of property and equipment	(657)	(3,530)	(1,864)	(2,262)	(8,313)
Change in other assets	27	(143)	311	795	990

Net cash used in investing activities	(630)	(3,673)	(1,553)	(1,467)	(7,323)

Cash flows from financing activities
Payment of debt and capital leases	(44)	(240)	(173)	(81)	(538)
Proceeds from hospital syndication	—	—	—	1,976	1,976
Change in intercompany balances with affiliates, net	(851)	576	934	(6,518)	(5,859)
Distribution of minority interests	(988)	(111)	(244)	—	(1,343)

Net cash provided by (used in) financing activities	(1,883)	225	517	(4,623)	(5,764)

Net increase (decrease) in cash and cash equivalents	—	(189)	—	463	274
Cash and cash equivalents at beginning of period	—	189	—	97	286

Cash and cash equivalents at end of period	$—	$—	$—	$560	$560

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

IASIS Health Corporation

Condensed Consolidating Statement of Cash Flows (unaudited)
for the Three Months Ended December 31, 2002
(in thousands)

		Subsidiary Guarantors

		100%	Non-100%		Condensed
	Parent Issuer	Owned	Owned	Eliminations	Consolidated

Cash flows from operating activities
Net earnings (loss)	$6,237	$18,170	$2,427	$(19,342)	$7,492
Adjustments to reconcile net earnings(loss) to net cash provided by operating activities:
Depreciation and amortization	1,114	11,230	507	—	12,851
Minority interests	—	278	—	—	278
Gain on sale of assets, net	—	(780)	—	—	(780)
Equity in earnings of affiliates	(20,597)	—	—	20,597	—
Changes in operating assets and liabilities, net of the effect of dispositions:
Accounts receivable	—	903	(1,972)	—	(1,069)
Inventories, prepaid expenses and other current assets	—	(1,472)	431	—	(1,041)
Accounts payable and other accrued liabilities	(5,346)	(5,047)	922	—	(9,471)

Net cash provided by (used in) operating activities	(18,592)	23,282	2,315	1,255	8,260

Cash flows from investing activities
Purchase of property and equipment	—	(14,038)	(377)	—	(14,415)
Proceeds from sale of property and equipment	—	2,463	—	—	2,463
Change in other assets	—	(735)	(126)	—	(861)

Net cash used in investing activities	—	(12,310)	(503)	—	(12,813)

Cash flows from financing activities
Proceeds from debt borrowings	62,200	—	—	—	62,200
Payment of debt and capital leases	(57,027)	(320)	—	—	(57,347)
Change in intercompany balances with affiliates, net	13,419	(10,642)	(1,522)	(1,255)	—
Distribution of minority interests	—	(10)	(290)	—	(300)

Net cash provided by (used in) financing activities	18,592	(10,972)	(1,812)	(1,255)	4,553

Change in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$—	$—

10. Subsequent Events

Sale of Rocky Mountain Medical Center property

     On February 13, 2004, the Company closed the sale of its Rocky Mountain Medical Center property in Salt Lake City, Utah. The approximately 23.5-acre property, as well as certain associated equipment, fixtures and other personal property, were acquired by the Board of Education of the Granite School District (of Salt Lake City) for approximately $15.2 million. Rocky Mountain Medical Center was a hospital owned by the Company that ceased operations in June 2001. The Company expects to record a gain on sale of the property in the second quarter of fiscal 2004 of approximately $2.0 million to $3.0 million.

Acquisition of Lake Mead Hospital Medical Center

     Effective February 1, 2004, the Company, through a wholly-owned subsidiary, completed the acquisition of Lake Mead Hospital Medical Center in Las Vegas, Nevada. The 198-bed hospital was acquired from a subsidiary of Tenet for approximately $25.0 million, consisting of approximately $22.5 million in cash and $2.5 million in assumed liabilities. The Tenet subsidiary retained the accounts receivable related to the operation of the hospital. The final purchase price is subject to net working capital and other purchase price adjustments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed and consolidated financial statements, the notes to our unaudited condensed and consolidated financial statements and the other financial information appearing elsewhere in this report. Data for the three months ended December 31, 2003 and 2002 has been derived from our unaudited condensed and consolidated financial statements.

Forward Looking Statements

     Some of the statements we make in this report are forward-looking within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations including, but not limited to, the discussions of our operating and growth strategy (including possible acquisitions and dispositions), financing needs, projections of revenue, income or loss, capital expenditures and future operations. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results in future periods to differ materially from those anticipated in the forward-looking statements. Those risks and uncertainties include, among others, the risks and uncertainties discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003. Although we believe that the assumptions underlying the forward-looking statements contained in this report are reasonable, any of these assumptions could prove to be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included in this report, you should not regard the inclusion of such information as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

General

     We are a leading owner and operator of acute care hospitals that develops and operates networks of medium-sized hospitals in high-growth urban and suburban markets. We operate our hospitals with a strong community focus by offering and developing healthcare services to meet the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans. At December 31, 2003, we owned or leased 14 hospitals, with a total of 2,024 beds in service, located in four regions:

-	Salt Lake City, Utah;

-	Phoenix, Arizona;

-	Tampa-St. Petersburg, Florida; and

-	four cities in Texas, including San Antonio.

We also own and operate a behavioral health center in Phoenix and have an ownership interest in three ambulatory surgery centers. In addition, we own and operate a Medicaid managed health plan in Phoenix called Health Choice Arizona, Inc., that serves over 90,000 members. As more fully described in note 10 to our unaudited condensed and consolidated financial statements, we acquired Lake Mead Hospital Medical Center in Las Vegas, Nevada on February 1, 2004.

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

     A large percentage of our hospitals’ net patient service revenue consists of fixed payment, discounted sources including Medicare, Medicaid and managed care organizations. Fixed payment amounts for Medicare and Medicaid services are often based upon a diagnosis regardless of the cost incurred or the level of services provided. We expect patient volumes from Medicare to increase over the long term due to the general aging of the population.

     Like others in the hospital industry, we have experienced an increase in our provision for bad debts as a percentage of net revenue. This increase is due to a growth in self-pay revenue resulting primarily from an increase in the number of uninsured patients, along with an increase in the amount of co-pays and deductibles passed on by employers to employees. We continue to seek ways of improving upfront collection efforts and implementing appropriate payment plans with our patients. However, we anticipate that if we continue to experience growth in self-pay revenue, our provision for bad debts will continue to increase and our results of operations could be adversely affected.

     Inpatient care is expanding to include sub-acute care when a less-intensive, lower cost level of care is appropriate. We have been proactive in the development of a variety of sub-acute inpatient services to utilize a portion of our available capacity. By offering cost-effective sub-acute services in appropriate circumstances, we are able to provide a continuum of care when the demand for such services exists. We have identified opportunities to expand existing physical rehabilitation units and develop other post-acute services such as long term acute care arrangements within our facilities. The results of our product line analyses confirm that the development and use of such units is economically beneficial.

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

     Health Choice derives substantially all of its revenue through a contract with the Arizona Health Care Cost Containment System to provide specified health services to qualified Medicaid enrollees through contracts with providers. The contract requires us to provide healthcare services in exchange for fixed periodic payments and supplemental payments from the Arizona Health Care Cost Containment System. Our previous contract with the Arizona Health Care Cost Containment System expired by its terms on September 30, 2003. Heath Choice entered into a new three-year contract with the Arizona Health Care Cost Containment System effective October 1, 2003. As a result of our new contract, our membership at Health Choice has increased from approximately 70,000 enrollees as of September 30, 2003 to over 90,000 enrollees as of December 31, 2003. The new contract provides the Arizona Health Care Cost Containment System with two one-year renewal options following the initial term. In the event our contract was to be discontinued, our net revenue would be reduced and our profitability would be adversely affected.

     Consistent with 2003, our fiscal 2004 self-insured retention for professional and general liability coverage is $5.0 million per claim and $45.0 million in the aggregate. Additionally, the maximum coverage under our insurance policies is unchanged at $75.0 million. The rising cost of professional liability insurance coverage and, in some cases, the lack of availability of such insurance coverage, for physicians with privileges at our hospitals increases our risk of vicarious liability in cases where both our hospital and the uninsured or underinsured physician are named as co-defendants. The cost of insurance has negatively affected operating results and cash flows throughout the healthcare industry due to pricing pressures on insurers and fewer carriers willing to underwrite professional and general liability insurance. We currently have no information that would lead us to believe that this current trend is temporary in nature, and thus there is no assurance that continued increases in insurance costs will not have a material adverse effect on our future operating results and cash flows.

     The hospital industry continues to experience a shortage of nurses. Like other providers in the Phoenix, Arizona region, we have experienced difficulty in retaining and recruiting nurses in that market. This shortage is forecasted to continue. We have begun a comprehensive recruiting and retention plan for nurses that focuses on competitive salaries and benefits as well as employee satisfaction, best practices, tuition assistance, effective training programs and workplace environment. Additionally, we are actively developing programs to recruit qualified nurses from countries outside of the United States. However, should we be unsuccessful in our attempts to maintain nursing coverage adequate for our present and future needs, our future operating results could be adversely affected.

     The IRS is in the process of conducting examinations of our federal income tax returns for the fiscal years ended September 30, 2000 and 2001.

Critical Accounting Policies

     A summary of significant accounting policies is disclosed in Note 1 to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended September 30, 2003. Our critical accounting policies are further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended September 30, 2003. There have been no changes in the nature of our critical accounting policies or the application of those policies since September 30, 2003.

Selected Operating Data

     The following table sets forth certain unaudited operating data for each of the periods presented.

	Three Months Ended	Three Months Ended
	December 31, 2003	December 31, 2002

Number of hospitals at end of period	14	14
Beds in service at end of period	2,024	2,022
Average length of stay (days) (1)	4.30	4.40
Occupancy rates (average beds in service)	48.7%	47.4%
Admissions(2)	21,069	20,034
Adjusted admissions(3)	34,727	34,098
Patient days(4)	90,611	88,148
Adjusted patient days(3)	143,592	143,302
Outpatient revenue as a percentage of gross patient revenue	35.8%	38.1%

(1)	Represents the average number of days that a patient stayed in our hospitals.

(2)	Represents the total number of patients admitted to our hospitals’ inpatient units. Management and investors use this number as a general measure of inpatient volume.

(3)	Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions/patient days by multiplying admissions/patient days by gross patient revenue and then dividing that number by gross inpatient revenue.

(4)	Represents the number of days our beds were occupied over the period.

Results of Operations

     The following table presents, for the periods indicated, information expressed as a percentage of net revenue. Such information has been derived from our unaudited condensed and consolidated statements of operations. The results of operations include Health Choice. See Note 6 to our unaudited condensed and consolidated financial statements for disclosure of our results of operations by segment.

	Three Months Ended	Three Months Ended
	December 31, 2003	December 31, 2002

Net revenue	100.0%	100.0%
Salaries and benefits	31.2	34.9
Supplies	12.7	14.0
Medical claims	18.2	12.1
Other operating expenses	17.5	18.3
Provision for bad debts	7.9	7.7
Depreciation and amortization	5.2	5.1
Interest, net	4.4	5.2
Gain on sale of assets, net	—	(0.3)
Minority interests	0.3	0.1

Earnings before income taxes	2.6	2.9
Income tax expense	—	—

Net earnings	2.6%	2.9%

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002

     Net revenue - Net revenue for the three months ended December 31, 2003 was $318.1 million, an increase of $63.3 million, or 24.8%, from $254.8 million for same period in 2002. The increase in net revenue was due to a combination of an increase of $31.6 million in net revenue from hospital operations, which we refer to as our acute care service segment in our financial statements, and an increase of $31.7 million in net revenue from Health Choice.

     Before eliminations, net revenue from our hospital operations for the three months ended December 31, 2003 was $252.4 million, up $32.7 million, or 14.9%, from $219.7 million for the same period in 2002. For the three months ended December 31, 2003 and 2002, approximately $3.0 million and $1.9 million, respectively, of net revenue received from Health Choice by hospitals and other healthcare entities owned by us was eliminated in consolidation. Net patient revenue per adjusted admission increased 13.0% for the three months ended December 31, 2003, compared to the same period in 2002, due to a combination of increased acuity and price increases in our hospital operations.

     Admissions increased 5.2% to 21,069 for the three months ended December 31, 2003 from 20,034 for the same period in 2002, and patient days increased 2.8% to 90,611 for the three months ended December 31, 2003 from 88,148 for the same period in 2002. Adjusted admissions increased 1.8% to 34,727 for the three months ended December 31, 2003 from 34,098 for the same period in 2002, and adjusted patient days increased 0.2% to 143,592 for the three months ended December 31, 2003, from 143,302 for the same period in 2002. The increase in volume was due in part to a combination of population growth in our markets, introduction of new and expanded services at our hospitals and results of our physician recruiting efforts. The average length of stay resulting from admissions and patient days decreased 2.3% from 4.40 days for the three months ended December 31, 2002, to 4.30 days for the same period in 2003. This decrease in the average length of stay was attributable to improved case management, closure of a skilled nursing facility and growth in services such as obstetrics with shorter lengths of stay.

     Net revenue from Health Choice was $68.7 million for the three months ended December 31, 2003, an increase of $31.8 million, or 86.2%, from $36.9 million for the same period in 2002. Covered lives under this prepaid Medicaid plan have increased 51.8% to 90,451 at December 31, 2003 from 60,242 at December 31, 2002.

The increase in covered lives has positively impacted Health Choice’s net revenue for the three months ended December 31, 2003 compared to the same period in 2002. Our growth in covered lives is due primarily to a new three-year contract between Health Choice and Arizona Health Care Cost Containment System effective October 1, 2003 and the resulting expansion of coverage in five new counties.

     Salaries and benefits – Salaries and benefits expense from our hospital operations for the quarter ended December 31, 2003 was $97.3, million or 38.5%, of acute care net revenue, compared to $87.2 million, or 39.7%, for the quarter ended December 31, 2002. The 1.2% decrease as a percentage of acute care net revenue resulted from the leveraging of growth in volume and net revenue during the current period, as well as a reduction in contract labor utilization. Contract labor, a component of salaries and benefits expense, decreased 0.3% as a percentage of acute care net revenue, for the quarter ended December 31, 2003 compared to the quarter ended December 31, 2002 as a result of our operational focus on managing the utilization of contract nursing services. Nevertheless, we continue to experience a high level of contract labor utilization in our Arizona market as a result of continued volume growth and increases in acuity levels. Benefits expense from our hospital operations increased by approximately $2.5 million, or 0.1% as a percent of acute care net revenue, for the quarter ended December 31, 2003 compared to the same period in 2002 due primarily to the increased cost and utilization of healthcare benefits for employees. We implemented changes to our employee healthcare benefit program effective January 1, 2004 in response to the increase in the cost of healthcare benefits in fiscal 2003.

     Supplies – Supplies expense from our hospital operations for the quarter ended December 31, 2003 was $40.2 million, or 15.9% of acute care net revenue, compared to $35.6 million, or 16.2%, for the quarter ended December 31, 2002. The 0.3% decrease as a percentage of acute care net revenue was due in part to leveraging the growth in volume and net revenue and continuing our focus on compliance with our group purchasing contract. During the fourth quarter of 2003, we entered into a new contract for the distribution of pharmaceutical and medical supplies for certain of our facilities. The change in distributor was made to achieve better service and price savings on such supplies.

     Medical claims – Medical claims before eliminations for Health Choice increased $27.9 million to $60.7 million for the quarter ended December 31, 2003 compared to $32.8 million for the quarter ended December 31, 2002. Medical claims as a percentage of premium revenue were 88.4% for the three months ended December 31, 2003 and 88.8% for the same period last year. The increase in medical claims expense is the result of an increase in enrollment from 60,242 members at December 31, 2002 to 90,451 members at December 31, 2003. As discussed above, the enrollment increase is primarily the result of a new three-year contract between Health Choice and Arizona Health Care Cost Containment System effective October 1, 2003. For the quarters ended December 31, 2003 and 2002, approximately $3.0 million and $1.9 million, respectively, of medical claims paid to our hospitals was eliminated in consolidation. Medical claims represents the amounts paid by Health Choice for healthcare services provided to its members.

     Other operating expenses – Other operating expenses from our hospital operations for the quarter ended December 31, 2003 was $53.2 million, or 21.1% of acute care net revenue, compared to $45.9 million, or 20.9%, for the quarter ended December 31, 2002. The 0.2% increase as a percentage of acute care net revenue was primarily a result of increases in insurance expense, marketing and physician recruiting costs offset by decreases in purchased services, rent expense and utilities as a percentage of acute care net revenue. Insurance expense increased by approximately $1.5 million for the quarter ended December 31, 2003 compared to the prior fiscal quarter. We expect our other operating expenses to continue to be negatively impacted for the near term by these insurance expense increases as a result of continued cost pressures on the professional liability insurance market. Additionally, physician recruiting expense and marketing expense increased by $1.1 million and $885,000, respectively, for the quarter ended December 31, 2003 compared to the prior fiscal quarter. The $2.1 million increase in other operating expenses for our Health Choice segment from $630,000 at December 31, 2002 to $2.7 million at December 31, 2003 was primarily the result of a new premium tax which was implemented by the Arizona Health Care Cost Containment System effective October 1, 2003. The premium tax for the current quarter equaled $1.4 million and is offset by a corresponding increase in the premium revenue paid by the Arizona Health Care Cost Containment System to Health Choice.

     Provision for bad debts - Provision for bad debts for our hospital operations for the quarter ended December 31, 2003 was $25.1 million, or 9.9% of acute care net revenue, compared to $19.7 million, or 9.0%, for the quarter ended December 31, 2002. The 0.9% increase as a percentage of acute care net revenue was due primarily to growth in self-pay revenue resulting from an increase in the number of uninsured patients. Additionally, the provision for bad debts has been negatively affected by an increase in the amount of co-pays and deductibles passed on by employers to employees.

     Depreciation and amortization - The $3.9 million increase in depreciation and amortization expense from $12.8 million for the quarter ended December 31, 2002 to $16.7 million for the same period in 2003 was primarily the result of the acceleration of depreciation on two of our facilities in anticipation of consolidating these hospitals’ operations into a new hospital in the Port Arthur, Texas area by mid-2005. This resulted in $3.2 million of additional depreciation in the quarter ended December 31, 2003 as compared to same quarter in the prior year. The remaining change in depreciation expense for the 2003 quarter is the result of incremental depreciation expense on additions to property and equipment during fiscal 2003. These additions are the result of the implementation of our operating strategy, pursuant to which we have made substantial investments in our existing facilities.

     Interest, net - The $574,000 increase in interest expense, net of interest income, from $13.3 million for the quarter ended December 31, 2002 to $13.9 million for the same period in 2003 was due to additional interest expense incurred on our 8½% senior subordinated notes issued in June 2003, offset by a decline in interest rates. Borrowings under our bank credit facility bear interest at variable rates. The weighted average interest rate of outstanding borrowings under the bank credit facility was approximately 5.4% for the quarter ended December 31, 2003 compared to 5.9% for the quarter ended December 31, 2002.

     Minority interests – Minority interests increased $713,000 to $1.0 million in for the quarter ended December 31, 2003 compared to $278,000 for the same prior year period. Minority interests represent the third party portion of earnings of our non-wholly owned subsidiaries included in our consolidated statements of operations. The increase in minority interests relates primarily to our successful syndication of four of our hospital subsidiaries during fiscal 2003 and the first quarter of fiscal 2004, pursuant to which each subsidiary sold limited partnership units to third party investors.

     Income tax expense - We recorded a provision for state income taxes for the quarter ended December 31, 2003 of $32,000. We recorded no provision for federal income taxes for the quarter ended December 31, 2003, and no provision for federal or state income taxes for the same period in 2002 due to the use of deferred tax assets that were previously reserved with a valuation allowance.

     Net earnings – Net earnings increased from $7.5 million for the quarter ended December 31, 2002 to $8.2 million for the quarter ended December 31, 2003.

Liquidity and Capital Resources

     Our primary sources of liquidity are cash flow provided by our operations, available cash on hand and our revolving credit facility. At December 31, 2003, we had $154.2 million in net working capital, compared to $148.3 million at September 30, 2003, an increase of $5.9 million. We generated cash from operating activities of $12.9 million during the three months ended December 31, 2003, compared to $8.3 million during the three months ended December 31, 2002. Net accounts receivable increased $8.3 million from $153.2 million at September 30, 2003 to $161.5 million at December 31, 2003. Excluding third-party settlement receivables, our days of net revenue outstanding at December 31, 2003 were 58 compared to 56 at September 30, 2003.

     Investing activities used $18.2 million during the three months ended December 31, 2003. Capital expenditures for the three months ended December 31, 2003, were approximately $17.4 million. Our growth strategy requires significant capital expenditures during the year ending September 30, 2004 and future years. We expect our capital expenditures for fiscal 2004 to be approximately $155.0 million to $165.0 million, including $50.0 million to $55.0 million of construction and other project-related costs for our new Port Arthur, Texas hospital, $37.0 million for the renovation and expansion of certain of our other existing facilities, $45.0 million to $50.0 million for new equipment at our facilities and $7.0 million to $10.0 million for our recently acquired hospital in Las Vegas, Nevada, Lake Mead Hospital Medical Center. On November 20, 2002, we announced plans to build a new hospital in Jefferson County, Texas to consolidate our operations at Mid-Jefferson Hospital in Nederland, Texas and Park Place Medical Center in Port Arthur, Texas. We purchased the land for the new hospital in July 2003 and commenced construction in the fourth quarter of fiscal 2003. We plan to open the new facility by mid-2005. The total cost to build the new hospital is currently estimated to be approximately $90.0 million. At December 31, 2003, we had projects under construction with an estimated cost to complete and equip of approximately $109.8 million. We anticipate that these projects will be completed over the next two years. We plan to finance our proposed capital expenditures, including the construction of the new hospital, with net proceeds from the issuance of our 8½% senior subordinated notes, cash generated from operations, borrowings under our revolving credit facility, real estate financing and other capital sources that become available.

     Financing activities used net cash of $871,000 during the three months ended December 31, 2003. During the three months ended December 31, 2003, we repaid $875,000 pursuant to the terms of our revolving credit facility and repaid capital lease obligations of $621,000. During the next twelve months, we are required to repay $3.5 million in principal under our bank credit facility and $2.5 million under our capital lease obligations.

     On February 7, 2003, we completed the refinancing of our bank credit facility to provide for a $475.0 million credit facility in the form of a $350.0 million, six-year term B loan and $125.0 million, five-year revolving credit facility. Proceeds from the credit facility were used to refinance amounts outstanding under the previous credit facility and to fund closing and other transaction related costs of $10.6 million incurred in connection with the refinancing. The $125.0 million revolving credit facility is available for working capital and other general corporate purposes. The credit facility is guaranteed by our subsidiaries and these guaranties are secured by a pledge of substantially all of the subsidiaries’ assets. Loans under the credit facility accrue interest at variable rates at specified margins above either the agent bank’s alternate base rate or its Eurodollar rate. Principal payments on the term B loan are due in quarterly installments of $875,000 until maturity. The credit facility is also subject to mandatory prepayment under specific circumstances including a portion of excess cash flow and the net proceeds from an initial public offering, asset sales, debt issuances and specified casualty events, each subject to various exceptions. The credit facility included a 1% prepayment penalty on voluntary prepayments under the term loan, which lapsed on February 7, 2004.

     The credit facility was amended on June 6, 2003 to allow for the issuance of our 8½% senior subordinated notes. On February 9, 2004, the credit facility was further amended to, among other things, reduce the applicable margin on the term loans by 150 basis points and increase the annual capital expenditure limitations beginning in fiscal year 2005.

     As amended effective February 9, 2004, the credit facility generally provides for the following annual capital expenditure limitations:

Maximum Capital
Fiscal Year Ending	Expenditures

September 30, 2004	$165,000,000
September 30, 2005	$95,000,000
September 30, 2006	$90,000,000
September 30, 2007	$85,000,000
September 30, 2008	$85,000,000
September 30, 2009	$85,000,000

     The credit facility requires that we comply with various other financial ratios and tests and contains covenants limiting our ability to, among other things, incur debt, engage in acquisitions or mergers, sell assets, make investments or capital expenditures, make distributions or stock repurchases and pay dividends. Covenants under the credit facility include the following ratios:

December 31,
2003

Actual Total Leverage Ratio	3.69
Maximum Total Leverage Ratio	5.00

Actual Senior Total Leverage	1.55
Maximum Senior Leverage Ratio	3.25

Actual Interest Coverage Ratio	2.68
Minimum Interest Coverage Ratio	2.00

     Failure to comply with these ratios would constitute an event of default under the credit facility, thereby accelerating all amounts outstanding under the term B loan and revolving credit facility, including all accrued interest thereon, as due and payable upon demand by the lenders. In addition, the occurrence of an event of default under the credit facility would constitute an event of default under the indentures governing our 13% and 8½% senior subordinated notes. Such an event would have material adverse effect on our liquidity and financial condition.

     At December 31, 2003, $322.0 million was outstanding under our term B loan and no amounts were outstanding under our revolving credit facility. The revolving credit facility includes a $75.0 million sub-limit for letters of credit that may be issued by us and, at December 31, 2003, we had issued $40.3 million in letters of credit. We also pay a commitment fee equal to 0.5% of the average daily amount available under the new revolving credit facility. At February 17, 2004, we had no amounts under our new revolving credit facility and had issued $36.7 million in letters of credit, resulting in remaining availability under the revolving credit facility of $88.3 million.

     On October 13, 1999, we issued $230.0 million of 13% senior subordinated notes due 2009. On May 25, 2000, we exchanged all of our outstanding 13% senior subordinated notes due 2009 for 13% senior subordinated notes due 2009 that have been registered under the Securities Act of 1933, as amended. On June 6, 2003, we issued $100.0 million of 8½% senior subordinated notes due 2009. On August 14, 2003, we exchanged all of our outstanding 8½% senior subordinated notes due 2009 for 8½% senior subordinated notes due 2009 that have been registered under the Securities Act.

     Interest on the 13% and 8½% senior subordinated notes is payable semi-annually on April 15 and October 15. The 13% and 8½% senior subordinated notes are unsecured obligations and are subordinated in right of payment to all of our existing and future senior indebtedness. If a change in control occurs, as defined in the indentures, each holder of the 13% and 8½% senior subordinated notes will have the right to require us to repurchase all or any part of that holder’s notes in cash at 101% of the aggregate principal amount of notes repurchased plus accrued and unpaid interest to the date of purchase. Except with respect to a change of control, we are not required to make mandatory redemption or sinking fund payments with respect to the notes. All of our material subsidiaries have fully and unconditionally guaranteed the notes on a joint and several basis, with the exception of Health Choice Arizona, Inc., which is not a guarantor of the 8½% senior subordinated notes. The indentures for the notes contain certain covenants, including but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, dividends and our ability to merge or consolidate. The following table summarizes our credit ratings as of December 31, 2003, which are unchanged from September 30, 2003:

Rating agency	Moody’s	S&P

Corporate Credit Rating	n/a	B+
$475 million bank credit facility	B1	B+
13% Senior Subordinated Notes	B3	B–
8½% Senior Subordinated Notes	B3	B–
Outlook	Stable	Stable

     On August 18, 2000, our subsidiary, Rocky Mountain Medical Center, Inc., filed a Complaint and Motion for Preliminary Injunction in the Third Judicial District Court for Salt Lake County, State of Utah against St. Mark’s Hospital. St. Mark’s Hospital is owned by HCA Inc. The complaint alleges certain state law violations by St. Mark’s Hospital, including exclusionary contracting practices and other conduct constitute, among other things, a group boycott under the Utah Antitrust Act, and seeks unspecified monetary and punitive damages. Both parties filed Motions for Summary Judgment in this case and consolidated oral arguments regarding both parties’ motions were held on October 29, 2001. On December 14, 2001, the court denied both parties’ motions. On June 25, 2002, the court granted our motion to add HCA Inc. and one of its subsidiaries as defendants. On July 22, 2002, Rocky Mountain Medical Center filed an amended complaint. The amended complaint alleges the same causes of actions as the original complaint and names HCA Inc. and Ogden Regional Medical Center, Inc. as defendants. On February 3, 2003, the action was reassigned to a new judge and, on March 11, 2003, he held a status conference in which he ordered Rocky Mountain Medical Center to certify the case ready for trial no later than September 15, 2003. The parties have completed principal discovery and Rocky Mountain Medical Center certified readiness for trial on a timely basis consistent with the court order. On November 10, 2003, HCA filed a Motion for Summary Judgment and Rocky Mountain Medical Center filed its Response with the court on December 17, 2003. The hearing on the Motion for Summary Judgment occurred on January 26, 2004 and the court granted summary judgment in favor of the defendants on January 27, 2004. Rocky Mountain Medical Center intends to vigorously appeal this ruling. We expect to incur additional fees and costs related to this civil action during the appeals process and, if successful on appeal, in connection with the eventual jury trial.

     As of December 31, 2003, we provided a performance guaranty in the form of a letter of credit in the amount of $20.6 million for the benefit of the Arizona Health Care Cost Containment System to support our obligations under the Health Choice contract to provide and pay for healthcare services. Additionally, Health Choice maintains a cash balance of $5 million and an intercompany demand note with the Company. The amount of the performance guaranty is based upon the membership in the plan and the related capitation revenue paid to us.

     Effective February 1, 2004, we acquired Lake Mead Hospital Medical Center, a 198-bed hospital in Las Vegas, Nevada, from a subsidiary of Tenet Healthcare Corporation for approximately $25.0 million, consisting of approximately $22.5 million in cash and $2.5 million in assumed liabilities, subject to certain net working capital and other purchase price adjustments to be determined post-closing. The Tenet subsidiary retained the accounts receivable related to the operation of the hospital prior to February 1, 2004. We financed the acquisition using available cash and expect to invest approximately $15.0 million in working capital at the hospital.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     During the three months ended December 31, 2003, there were no material changes to our quantitative and qualitative disclosures about the market risk associated with financial instruments as described in our Annual Report on Form 10-K for the year ended September 30, 2003. At December 31, 2003, the fair market value of our outstanding 13% and 8½% senior subordinated notes was $362.5 million, based upon quoted market prices as of that date.

Item 4. Controls and Procedures

     Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2003. Based on this evaluation, the principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports.

     There were no changes in our internal control over financial reporting that occurred during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

     On August 18, 2000, our subsidiary, Rocky Mountain Medical Center, Inc., filed a Complaint and Motion for Preliminary Injunction in the Third Judicial District Court for Salt Lake County, State of Utah against St. Mark’s Hospital. St. Mark’s Hospital is owned by HCA Inc. The complaint alleges certain state law violations by St. Mark’s Hospital, including exclusionary contracting practices and other conduct constitute, among other things, a group boycott under the Utah Antitrust Act, and seeks unspecified monetary and punitive damages. Both parties filed Motions for Summary Judgment in this case and consolidated oral arguments regarding both parties’ motions were held on October 29, 2001. On December 14, 2001, the court denied both parties’ motions. On June 25, 2002, the court granted our motion to add HCA Inc. and one of its subsidiaries as defendants. On July 22, 2002, Rocky Mountain Medical Center filed an amended complaint. The amended complaint alleges the same causes of actions as the original complaint and names HCA Inc. and Ogden Regional Medical Center, Inc. as defendants. On February 3, 2003, the action was reassigned to a new judge and, on March 11, 2003, he held a status conference in which he ordered Rocky Mountain Medical Center to certify the case ready for trial no later than September 15, 2003. The parties have completed principal discovery and Rocky Mountain Medical Center certified readiness for trial on a timely basis consistent with the court order. On November 10, 2003, HCA filed a Motion for Summary Judgment and Rocky Mountain Medical Center filed its Response with the court on December 17, 2003. The hearing on the Motion for Summary Judgment occurred on January 26, 2004 and the court granted summary judgment in favor of the defendants on January 27, 2004. Rocky Mountain Medical Center intends to vigorously appeal this ruling. We expect to incur additional fees and costs related to this civil action during the appeals process and, if successful on appeal, in connection with the eventual jury trial.

Item 6. Exhibits and Reports on Form 8-K

(a)	List of Exhibits:

10.1	Purchase and Sale Agreement dated as of December 15, 2003, by and between Rocky Mountain Medical Center, Inc. and Board of Education of the Granite School District

10.2	Letter Agreement dated as of January 26, 2004 by and among Rocky Mountain Medical Center, Inc., Board of Education of Granite School District and Merrill Title Company

10.3	Asset Sale Agreement dated as of January 16, 2004, by and between NLVH, Inc. and IASIS Healthcare Corporation*

10.4	Assignment and Assumption of Asset Sale Agreement dated as of January 16, 2004, by and between IASIS Healthcare Corporation and Lake Mead Hospital, Inc.*

10.5	Guaranty of Payment and Performance dated as of January 16, 2004, executed by IASIS Healthcare Corporation in favor of NLVH, Inc.*

10.6	Second Amendment, dated February 9, 2004, to that Amended and Restated Credit Agreement dated as of February 7, 2003, among IASIS Healthcare Corporation, as Borrower, Certain Subsidiaries of the Borrower, as Guarantors, Various Lenders, CitiCorp North America, Inc. and UBS AG, Stamford Branch, as Co-Syndication Agents, General Electric Capital Corporation and Residential Funding Corporation dba GMAC-RFC Health Capital, as Co-Documentation Agents, Bank of America, N.A., as Administrative Agent, and Banc of America Securities, LLC and Salomon Smith Barney Inc., as Joint Lead Arrangers and Joint Book Managers**

31.1	Certification of Principal Executive Officer Pursuant to Rule 15d–14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.1	Odessa Regional Hospital, LP Financial Statements

99.2	Jordan Valley Hospital, LP Financial Statements

99.3	The Medical Center of Southeast Texas, LP Financial Statements

99.4	Davis Hospital & Medical Center, LP Financial Statements

*	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 2, 2004.

**	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 9, 2004.

(b)	Reports on Form 8-K:

On November 13, 2003, the Company filed a Current Report on Form 8-K to report that it had issued a press release announcing its earnings for the fourth quarter and fiscal year ended September 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IASIS HEALTHCARE CORPORATION

Date: February 17, 2004	By:	/s/ W. Carl Whitmer W. Carl Whitmer, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Purchase and Sale Agreement dated as of December 15, 2003, by and between Rocky Mountain Medical Center, Inc. and Board of Education of the Granite School District

10.2	Letter Agreement dated as of January 26, 2004 by and among Rocky Mountain Medical Center, Inc., Board of Education of Granite School District and Merrill Title Company

10.3	Asset Sale Agreement dated as of January 16, 2004, by and between NLVH, Inc. and IASIS Healthcare Corporation*

10.4	Assignment and Assumption of Asset Sale Agreement dated as of January 16, 2004, by and between IASIS Healthcare Corporation and Lake Mead Hospital, Inc.*

10.5	Guaranty of Payment and Performance dated as of January 16, 2004, executed by IASIS Healthcare Corporation in favor of NLVH, Inc.*

10.6	Second Amendment, dated February 9, 2004, to that Amended and Restated Credit Agreement dated as of February 7, 2003, among IASIS Healthcare Corporation, as Borrower, Certain Subsidiaries of the Borrower, as Guarantors, Various Lenders, CitiCorp North America, Inc. and UBS AG, Stamford Branch, as Co-Syndication Agents, General Electric Capital Corporation and Residential Funding Corporation dba GMAC-RFC Health Capital, as Co-Documentation Agents, Bank of America, N.A., as Administrative Agent, and Banc of America Securities, LLC and Salomon Smith Barney Inc., as Joint Lead Arrangers and Joint Book Managers**

31.1	Certification of Principal Executive Officer Pursuant to Rule 15d–14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.1	Odessa Regional Hospital, LP Financial Statements

99.2	Jordan Valley Hospital, LP Financial Statements

99.3	The Medical Center of Southeast Texas, LP Financial Statements

99.4	Davis Hospital & Medical Center, LP Financial Statements

*	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 2, 2004.

**	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 9, 2004.