Form 10-Q
period 2004-03-31
IASIS HEALTHCARE CORP
filed 2004-05-10
CIK 1073615

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________.

COMMISSION FILE NUMBER: 333-94521

IASIS HEALTHCARE CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	76-0450619 (I.R.S. Employer Identification No.)

DOVER CENTRE
117 SEABOARD LANE, BUILDING E
FRANKLIN, TENNESSEE 37067
(Address of Principal Executive Offices)

(615) 844-2747
(Registrant’s Telephone Number, Including Area Code)

113 SEABOARD LANE, SUITE A-200
FRANKLIN, TENNESSEE 37067
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

     Indicate by check mark ✓ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [   ] NO [✓]

     As of May 10, 2004, 31,956,113 shares of the Registrant’s Common Stock were outstanding.

PART I — FINANCIAL INFORMATION		1
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets — March 31, 2004 (Unaudited) and September 30, 2003	1
	Condensed Consolidated Statements of Earnings (Unaudited) — Three Months Ended March 31, 2004 and 2003 and Six Months Ended March 31, 2004 and 2003	2
	Condensed Consolidated Statements of Cash Flows (Unaudited) — Six Months Ended March 31, 2004 and 2003	3
	Notes to Unaudited Condensed Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	39
PART II — OTHER INFORMATION		39
Item 1.	Legal Proceedings	39
Item 6.	Exhibits and Reports on Form 8-K	39
EX-2.1 AGREEMENT AND PLAN OF MERGER
EX-2.2 INDEMNIFICATION AGREEMENT
EX-4.1 SUPPLEMENTAL INDENTURE
EX-4.2 SUPPLEMENTAL INDENTURE
EX-10.1 INFORMATION SYSTEM AGREEMENT
EX-10.2 JOINDER AGREEMENT
EX-31.1 SECTION 302 CERTIFICATION OF THE PEO
EX-31.2 SECTION 302 CERTIFICATION OF THE PFO
ex-99.1 ODESSA REGIONAL FINANCIALS
EX-99.2 JORDAN VALLEY HOSPITAL FINANCIALS
EX-99.3 MEDICAL CENTER OF SE TEXAS FINANCIALS
EX-99.4 DAVIS HOSPITAL & MEDICAL CTR. FINANCIALS

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

IASIS HEALTHCARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share amounts)

	(Unaudited)
	March 31,	September 30,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$98,795	$101,070
Accounts receivable, net of allowance for doubtful accounts of $79,775 and $47,028, respectively	175,909	153,183
Inventories	26,507	23,842
Prepaid expenses and other current assets	19,076	16,316
Assets held for sale	—	11,070

Total current assets	320,287	305,481
Property and equipment, net	481,719	435,477
Goodwill	252,204	252,204
Other assets, net	28,995	36,837

Total assets	$1,083,205	$1,029,999

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,920	$54,172
Salaries and benefits payable	30,483	29,842
Accrued interest payable	19,468	20,978
Medical claims payable	45,288	25,767
Accrued expenses and other current liabilities	24,734	20,529
Current portion of long-term debt and capital lease obligations	6,357	5,903

Total current liabilities	189,250	157,191
Long-term debt and capital lease obligations	656,415	658,531
Other long-term liabilities	28,981	27,795
Minority interest in consolidated entities	12,391	10,383
Stockholders’ equity:
Preferred stock – $0.01 par value, authorized 5,000,000 shares; no shares issued and outstanding at March 31, 2004 and September 30, 2003	—	—
Common stock – $0.01 par value, authorized 100,000,000 shares; 31,985,029 shares issued and 31,956,113 shares outstanding at March 31, 2004 and September 30, 2003	320	320
Nonvoting common stock – $0.01 par value, authorized 10,000,000 shares; no shares issued and outstanding at March 31, 2004 and September 30, 2003	—	—
Additional paid-in capital	450,720	450,720
Treasury stock, at cost, 16,306,541 shares at March 31, 2004 and September 30, 2003	(155,300)	(155,300)
Accumulated deficit	(99,572)	(119,641)

Total stockholders’ equity	196,168	176,099

Total liabilities and stockholders’ equity	$1,083,205	$1,029,999

See accompanying notes.

IASIS HEALTHCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net Revenue:
Net acute care revenue	$286,213	$234,177	$535,603	$451,994
Premium revenue	69,302	37,259	138,016	74,207

Total net revenue	355,515	271,436	673,619	526,201
Costs and expenses:
Salaries and benefits	110,487	94,153	209,903	182,952
Supplies	46,301	37,768	86,580	73,451
Medical claims	57,880	31,098	115,651	61,999
Other operating expenses	58,467	47,191	114,294	93,704
Provision for bad debts	32,169	20,154	57,268	39,865
Interest, net	13,878	13,131	27,769	26,448
Depreciation and amortization	17,248	12,682	33,979	25,533
Write-off of debt issue costs	8,850	3,900	8,850	3,900

Total costs and expenses	345,280	260,077	654,294	507,852

Earnings before gain on sale of assets, minority interests and income taxes	10,235	11,359	19,325	18,349
Gain on sale of assets, net	3,602	—	3,753	780
Minority interests	(1,033)	(421)	(2,024)	(699)

Earnings before income taxes	12,804	10,938	21,054	18,430
Income tax expense	953	—	985	—

Net earnings	$11,851	$10,938	$20,069	$18,430

See accompanying notes.

IASIS HEALTHCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net earnings	$20,069	$18,430
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	33,979	25,533
Minority interests	2,024	699
Gain on sale of assets	(3,753)	(780)
Write-off of debt issue costs	8,850	3,900
Changes in operating assets and liabilities, net of acquisition and disposal:
Accounts receivable	(12,388)	(1,340)
Establishment of accounts receivable of recent acquisition	(10,338)	—
Inventories, prepaid expenses and other current assets	(3,645)	(916)
Accounts payable and other accrued liabilities	28,439	6,583

Net cash provided by operating activities	63,237	52,109

Cash flows from investing activities:
Purchases of property and equipment	(51,524)	(36,520)
Cash paid for acquisition	(23,032)	—
Proceeds from sales of assets	14,928	2,863
Change in other assets	(1,761)	(1,732)

Net cash used in investing activities	(61,389)	(35,389)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	2
Proceeds from senior bank debt borrowings	—	454,100
Payment of debt and capital leases	(3,083)	(453,450)
Debt financing costs incurred	(1,024)	(10,600)
Distribution of minority interests	(1,817)	(410)
Proceeds from hospital syndication	1,801	—

Net cash used in financing activities	(4,123)	(10,358)

Increase (decrease) in cash and cash equivalents	(2,275)	6,362
Cash and cash equivalents at beginning of the period	101,070	—

Cash and cash equivalents at end of the period	$98,795	$6,362

Supplemental disclosure of cash flow information:
Cash paid for interest	$30,553	$24,789

Cash paid for income taxes, net	$21	$6

Supplemental schedule of noncash investing and financing activities:
Capital lease obligations incurred to acquire equipment	$1,419	$3,318

See accompanying notes.

IASIS HEALTHCARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1. Basis of Presentation

     The unaudited condensed consolidated financial statements include the accounts of IASIS Healthcare Corporation (“IASIS” or the “Company”) and all subsidiaries and entities under common control of the Company and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The condensed consolidated balance sheet at September 30, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

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

     IASIS owns and operates medium-sized acute care hospitals in high-growth urban and suburban markets. At March 31, 2004, the Company owned or leased 15 acute care hospitals and one behavioral health hospital, with a total of 2,257 beds in service, located in five regions:

-	Salt Lake City, Utah;

-	Phoenix, Arizona;

-	Tampa-St. Petersburg, Florida;

-	Las Vegas, Nevada; and

-	four cities in Texas, including San Antonio.

     The Company also has an ownership interest in three ambulatory surgery centers and owns and operates a Medicaid managed health plan in Phoenix called Health Choice Arizona, Inc. (“Health Choice” or the “Plan”), serving over 92,000 members at March 31, 2004.

2. Recently Issued Accounting Pronouncements

     In December 2003, the Financial Accounting Standards Board (“FASB”) issued Revised Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46R”), which requires the consolidation of variable interest entities. FIN 46R was applicable to financial statements of companies that had interests in “special purpose entities” during the calendar year 2003. Effective as of the Company’s second fiscal quarter of 2004, FIN 46R is applicable to financial statements of companies that have interests in all other types of entities. The adoption of FIN 46R did not have a material effect on the Company’s results of operations or financial position.

     In May 2003, the FASB Issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Most provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. SFAS 149 is not expected to have a material effect on the Company’s financial statements. The Company held no derivative instruments as of March 31, 2004.

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

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement did not have a material effect on the Company’s financial position or results of operations.

3. Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following (in thousands):

	March 31,	September 30,
	2004	2003
Bank facilities	$321,125	$322,875
Senior subordinated notes	330,000	330,000
Capital lease obligations and other	11,647	11,559

	662,772	664,434
Less current maturities	6,357	5,903

	$656,415	658,531

Bank Facilities

     On February 7, 2003, the Company completed the refinancing of its credit facility to provide for a new $475.0 million credit facility in the form of a $350.0 million, six year term B loan and a $125.0 million, five year revolving credit facility (the “2003 credit facility”). Proceeds from the 2003 credit facility were used to refinance amounts outstanding under the 1999 credit facility and to fund closing and other transaction related costs of $10.9 million incurred in connection with the refinancing. The $125.0 million revolving credit facility is available for working capital and other general corporate purposes. Principal payments on the term B loan are due in quarterly installments of $875,000 until maturity. The 2003 credit facility is also subject to mandatory prepayment under specific circumstances, including a portion of excess cash flow and the net proceeds from an initial public offering, asset sales, debt issuances and specified casualty events, each subject to various exceptions.

     The 2003 credit facility was amended on June 6, 2003 to allow for the issuance of the Company’s 81/2% senior subordinated notes, as discussed below. On February 9, 2004, the 2003 credit facility was further amended to, among other things, reduce the applicable margin on the term loans by 150 basis points and increase the annual capital expenditure limitations beginning in fiscal year 2005. In connection with this amendment, the Company wrote off approximately $8.9 million of deferred financing costs and incurred $1.0 million in new debt financing costs.

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

     At March 31, 2004, there was $321.1 million outstanding under the six-year term B loan and no amounts outstanding under the revolving credit facility. The revolving credit facility includes a $75.0 million sub-limit for letters of credit that may be issued. At March 31, 2004, the Company had issued $36.7 million in letters of credit. The loans under the credit facilities accrued interest at variable rates at specified margins above either the agent bank’s alternate base rate or its reserve-adjusted Eurodollar rate. The weighted average interest rate of outstanding borrowings under the 2003 credit facility was approximately 5.1% for the six months ended March 31, 2004. The Company pays a commitment fee equal to 0.5% of the average daily amount available under the revolving credit facility.

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

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

     Except with respect to a change of control, the Company is not required to make mandatory redemption or sinking fund payments with respect to the 1999 Notes. The Company may redeem the 1999 Notes, in whole or in part, at any time from October 15, 2004 to October 14, 2008 at redemption prices ranging from 106.500% to 101.625%, plus accrued and unpaid interest. Thereafter, the Company may redeem the 1999 Notes at a 100% redemption price plus accrued and unpaid interest. The 1999 Notes are guaranteed, fully and unconditionally, jointly and severally, by the Subsidiary Guarantors. The Company is a holding company with no independent assets or operations apart from its ownership of the Subsidiary Guarantors. At March 31, 2004, all of the Subsidiary Guarantors fully and unconditionally guaranteed the 1999 Notes and, with the exception of Odessa Regional Hospital, LP, Jordan Valley Hospital, LP, The Medical Center of Southeast Texas, LP and Davis Hospital & Medical Center, LP, all were 100% owned by the Company. The indenture for the 1999 Notes contains certain covenants, including but not limited to, restrictions on new indebtedness, asset sales, capital expenditures, dividends and the Company’s ability to merge or consolidate.

8½% Senior Subordinated Notes

     On June 6, 2003, the Company issued $100.0 million of 8½% senior subordinated notes due 2009. On August 14, 2003, the Company exchanged all of its outstanding 8½% senior subordinated notes due 2009 for 8½% senior subordinated notes due 2009 that have been registered under the Securities Act of 1933, as amended (the “2003 Notes”). Terms and conditions of the exchange offer were as set forth in the registration statement on Form S-4 filed with the Securities and Exchange Commission that became effective on July 16, 2003. The 2003 Notes are unsecured obligations and are subordinated in right of payment to all existing and future senior indebtedness of the Company. Interest on the 2003 Notes is payable semi-annually on April 15 and October 15.

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

     As described more fully in Note 9, the Company entered into a definitive Agreement and Plan of Merger on May 5, 2004 in which all of the Company’s stock will be acquired through a merger by an entity formed by affiliates of Texas Pacific Group and other investors. In connection with the transaction, the Company commenced a tender offer and consent solicitation relating to all of its 1999 Notes and 2003 Notes. The purchase price offered for each $1,000 principal amount of 1999 Notes and 2003 Notes validly tendered will be based on a fixed spread of 50 basis points over the yield on a specified date of the 1-7/8% U.S. Treasury Note due September 30, 2004 for the 1999 Notes and the 4-5/8% U.S. Treasury Note due May 15, 2006 for the 2003 Notes, plus accrued and unpaid interest up to, but not including, the date of payment for the 1999 Notes and 2003 Notes, in each case less the consent payment described below. In connection with the offer, the Company is also soliciting consents to certain proposed amendments to eliminate substantially all of the restrictive covenants in the indentures governing the 1999 Notes and 2003 Notes in exchange for a consent payment of $30.00 per $1,000 principal amount of 1999 Notes and 2003 Notes.

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

4. Acquisitions and Dispositions

Acquisition of Lake Mead Hospital Medical Center

     Effective as of February 1, 2004, the Company, through a wholly-owned subsidiary, acquired substantially all of the assets of Lake Mead Hospital Medical Center in Las Vegas, Nevada (“Lake Mead”). The Company acquired the 198-bed hospital from a subsidiary of Tenet Healthcare Corporation (“Tenet”). The purchase price was $25.0 million. The net consideration paid, after working capital adjustments and including direct transaction costs, was $23.0 million, which was funded with cash on hand. The Tenet subsidiary retained the accounts receivable related to the operation of the hospital prior to the acquisition. The final purchase price is subject to net working capital and other purchase price adjustments. In addition, the Tenet subsidiary agreed to indemnify the Company for all liabilities related to the operation of the hospital prior to closing, other than the assumed liabilities. The subsidiary’s indemnification obligations are guaranteed by Tenet. The results of operations of Lake Mead are included in the accompanying condensed consolidated statements of earnings for the three and six months ended March 31, 2004 from the effective date of the acquisition.

     The purchase price for the Lake Mead acquisition, including direct transaction costs, was allocated as follows (in thousands):

Fair value of assets acquired and liabilities assumed:
Assets acquired:
Inventory	$1,782
Prepaid expenses and other current assets	46
Property and equipment	25,502
Liabilities assumed	(2,361)

$24,969

     This purchase price allocation will be adjusted subsequent to the working capital settlement with the seller and the Company’s finalization of its estimate of the value of the property, plant and equipment acquired.

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

Pro Forma Results

     The following table shows the unaudited pro forma results of consolidated operations as if the Lake Mead acquisition had occurred at the beginning of the period presented, after giving effect to certain adjustments, including the depreciation and amortization of the assets acquired based upon their fair values, changes in net interest expense resulting from changes in consolidated debt and invested cash and changes in income taxes (in thousands).

	Three months ended		Six months ended
	March 31,		March 31,
	2003	2004	2003	2004
Net revenue	$295,728	365,348	$572,166	712,773
Earnings (loss) before income taxes	(3,650)	13,200	2,296	4,176
Income tax expense	—	953	—	985
Net earnings (loss)	$(3,650)	12,247	$2,296	3,167

Sale of Rocky Mountain Medical Center

     On February 13, 2004, the Company closed the sale of its Rocky Mountain Medical Center property in Salt Lake City, Utah. The approximately 23.5-acre property, as well as certain associated equipment, fixtures and other personal property, were acquired by the Board of Education of the Granite School District (of Salt Lake County) for approximately $15.2 million. Rocky Mountain Medical Center was a hospital owned by the Company that ceased operations in June 2001. The Company recorded a gain on sale of the property during the three months ended March 31, 2004 of approximately $3.6 million.

5. Stock Benefit Plans

     The Company, from time to time, grants stock options for a fixed number of common shares to employees. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for employee stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, uses the intrinsic method to value options and recognizes no compensation expense for the stock option grants when the exercise price of the options equals, or is greater than, the market value of the underlying stock on the date of grant.

     Pro forma information regarding interim net earnings is required by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, and has been determined as if the Company had accounted for its employee stock options under the fair value method. If the Company had measured compensation cost for the stock options granted under the fair value based method prescribed by SFAS 123, the Company’s net earnings would have been changed to the pro forma amounts set forth below (in thousands):

	Three months ended,		Six months ended,
	March 31,	March 31,	March 31,	March 31,
	2004	2003	2004	2003
Net earnings, as reported	$11,851	$10,938	$20,069	$18,430
Less: stock-based compensation expense determined under fair value based method	(373)	(372)	(747)	(739)

Pro forma net earnings	$11,478	$10,566	$19,322	$17,691

The effect of applying SFAS 123 for providing pro forma disclosure is not likely to be representative of the effect on reported net earnings for future years.

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

6. Contingencies

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

Professional, General and Workers Compensation Liability Risks

     The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment and personal injuries. To cover these types of claims, the Company maintains general liability and professional liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is currently not a party to any such proceedings that, in the Company’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company expenses an estimate of the costs it expects to incur under the self-insured retention exposure for general and professional liability claims using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis. As of March 31, 2004 and September 30, 2003, the Company’s professional and general liability accrual for asserted and unasserted claims was approximately $25.9 million and $24.3 million, respectively, which is included within other long-term liabilities in the accompanying condensed consolidated balance sheets.

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

Health Choice

     Health Choice has entered into a capitated contract whereby the Plan provides healthcare services in exchange for fixed periodic and supplemental payments from the Arizona Health Care Cost Containment System (“AHCCCS”). These services are provided regardless of the actual costs incurred to provide these services. The Company receives reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds. The Company believes the capitated payments, together with reinsurance and other supplemental payments are sufficient to pay for the services Health Choice is obligated to deliver. As of March 31, 2004, the Company has provided a performance guaranty in the form of a letter of credit in the amount of $20.6 million for the benefit of AHCCCS to support its obligations under the Health Choice contract to provide and pay for the healthcare services. Additionally, Health Choice maintains a cash balance of $5 million and an intercompany demand note with the Company. The amount of the performance guaranty is based upon the membership in the plan and the related capitation revenue paid to Health Choice.

Capital Expenditure Commitments

     The Company is expanding and renovating some of its facilities to permit additional patient volume and to provide a greater variety of services. At March 31, 2004, the Company had various construction and other projects in progress with an estimated additional cost to complete and equip of approximately $126.7 million.

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

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

Acquisitions

     The Company may choose to acquire businesses with prior operating histories. If acquired, such companies may have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations, such as billing and reimbursement, fraud and abuse and similar anti-referral laws. Although the Company has policies designed to conform business practices to its policies following the completion of any acquisitions, there can be no assurance that the Company will not become liable for previous activities of prior owners that may later be asserted to be improper by private plaintiffs or government agencies. Although, the Company generally would seek to obtain indemnification from prospective sellers covering such matters, there can be no assurance that any such matter will be covered by indemnification, or if covered, that such indemnification will be adequate to cover potential losses and fines.

Other

     The Company has been advised that its hospital in San Antonio, Texas, Southwest General Hospital, is a subject of an investigation relating to the provision of hyperbaric oxygen therapy services. In a letter dated February 11, 2003, the U.S. Attorney for the Western District of Texas stated that the investigation relates to certain billing practices for these services since 1998. The Company is cooperating with the U.S. Attorney’s office with respect to this investigation. Based on information currently available, the Company believes the investigation relates primarily to the period when Tenet owned the hospital. Although the Company is unable to predict the outcome of this investigation, management does not currently believe it will have a material adverse effect on the Company’s business, financial condition or results of operations.

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

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

7. Segment and Geographic Information

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

	For the Three Months Ended March 31, 2004
	Acute Care	Health Choice	Eliminations	Consolidated
Net acute care revenue	$286,213	$—	$—	$286,213
Premium revenue	—	69,302	—	69,302
Revenue between segments	2,335	—	(2,335)	—

Net revenue	288,548	69,302	(2,335)	355,515
Salaries and benefits	108,147	2,340	—	110,487
Supplies	46,251	50	—	46,301
Medical claims	—	60,215	(2,335)	57,880
Other operating expenses	55,894	2,573	—	58,467
Provision for bad debts	32,169	—	—	32,169

Adjusted EBITDA(1)	46,087	4,124	—	50,211
Interest expense, net	13,878	—	—	13,878
Depreciation and amortization	17,203	45	—	17,248
Write-off of debt issue costs	8,850	—	—	8,850

Earnings before gain on sale of assets, minority interests and income taxes	$6,156	$4,079	$—	$10,235
Gain on sale of assets, net	3,602	—	—	3,602
Minority interests	(1,033)	—	—	(1,033)

Earnings before income taxes	$8,725	$4,079	$—	$12,804

Segment assets	$1,076,737	$6,468		$1,083,205

	For the Three Months Ended March 31, 2003
	Acute Care	Health Choice	Eliminations	Consolidated
Net acute care revenue	$234,177	$—	$—	$234,177
Premium revenue	—	37,259	—	37,259
Revenue between segments	1,625	—	(1,625)	—

Net revenue	235,802	37,259	(1,625)	271,436
Salaries and benefits	92,495	1,658	—	94,153
Supplies	37,663	105	—	37,768
Medical claims	—	32,723	(1,625)	31,098
Other operating expenses	46,530	661	—	47,191
Provision for bad debts	20,154	—	—	20,154

Adjusted EBITDA(1)	38,960	2,112	—	41,072
Interest expense, net	13,131	—	—	13,131
Depreciation and amortization	12,653	29	—	12,682
Write-off of debt issue costs	3,900	—	—	3,900

Earnings before minority interests and income taxes	9,276	2,083	—	11,359
Minority interests	(421)	—	—	(421)

Earnings before income taxes	$8,855	$2,083	$—	$10,938

Segment assets	$922,043	$3,691		$925,734

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

	For the Six Months Ended March 31, 2004
	Acute Care	Health Choice	Eliminations	Consolidated
Net acute care revenue	$535,603	$—	$—	$535,603
Premium revenue	—	138,016	—	138,016
Revenue between segments	5,314	—	(5,314)	—

Net revenue	540,917	138,016	(5,314)	673,619
Salaries and benefits	205,390	4,513	—	209,903
Supplies	86,488	92	—	86,580
Medical claims	—	120,965	(5,314)	115,651
Other operating expenses	109,037	5,257	—	114,294
Provision for bad debts	57,268	—	—	57,268

Adjusted EBITDA(1)	82,734	7,189	—	89,923
Interest expense, net	27,769	—	—	27,769
Depreciation and amortization	33,893	86	—	33,979
Write-off of debt issue costs	8,850	—	—	8,850

Earnings before gain on sale of assets, minority interests and income taxes	$12,222	$7,103	$—	$19,325
Gain on sale of assets, net	3,753	—	—	3,753
Minority interests	(2,024)	—	—	(2,024)

Earnings before income taxes	$13,951	$7,103	$—	$21,054

Segment assets	$1,076,737	$6,468		$1,083,205

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

	For the Six Months Ended March 31, 2003
	Acute Care	Health Choice	Eliminations	Consolidated
Net acute care revenue	$451,994	$—	$—	$451,994
Premium revenue	—	74,207	—	74,207
Revenue between segments	3,533	—	(3,533)	—

Net revenue	455,527	74,207	(3,533)	526,201
Salaries and benefits	179,738	3,214	—	182,952
Supplies	73,224	227	—	73,451
Medical claims	—	65,532	(3,533)	61,999
Other operating expenses	92,413	1,291	—	93,704
Provision for bad debts	39,865	—	—	39,865

Adjusted EBITDA(1)	70,287	3,943	—	74,230
Interest expense, net	26,448	—	—	26,448
Depreciation and amortization	25,471	62	—	25,533
Write-off of debt issue costs	3,900	—	—	3,900

Earnings before minority interests and income taxes	14,468	3,881	—	18,349

Gain on sale of assets, net	780	—	—	780
Minority interests	(699)	—	—	(699)

Earnings before income taxes	$14,549	$3,881	$—	$18,430

Segment assets	$922,043	$3,691		$925,734

(1) Adjusted EBITDA represents net earnings before interest expense, gain on sale of assets, minority interests, income taxes, depreciation and amortization and write-off of debt issue costs. Management routinely calculates and communicates Adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate hospital performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses Adjusted EBITDA as a measure of performance for its business segments and for incentive compensation purposes. Adjusted EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles (GAAP), and the items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

8. Supplemental Condensed Consolidating Financial Information

     The 1999 Notes described in Note 3 are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s material subsidiaries. The 2003 Notes described in Note 3 are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s material subsidiaries except Health Choice.

     A summarized condensed consolidating balance sheet at March 31, 2004 and September 30, 2003, condensed consolidating statement of operations for the three months and six months ended March 31, 2004 and 2003 and condensed consolidating statement of cash flows for the six months ended March 31, 2004 and 2003 for the Company, segregating the parent company issuer, the combined 100% owned subsidiary guarantors, the non-100% owned subsidiary guarantors and eliminations, are found below. Separate unaudited condensed financial statements of the non-100% owned subsidiary guarantors, Odessa Regional Hospital, LP (“Odessa”), Jordan Valley Hospital, LP (“Jordan Valley”), The Medical Center of Southeast Texas, LP (“Southeast Texas”) and Davis Hospital & Medical Center, LP (“Davis”) are included as Exhibits 99.1, 99.2, 99.3, and 99.4, respectively, to this report on Form 10-Q. During the year ended September 30, 2001, Odessa sold limited partner units, which diluted the Company’s ownership to 88.8%. On April 1, 2003, Jordan Valley sold limited partner units, which diluted the Company’s ownership to 97.4%. On August 1, 2003, Southeast Texas sold limited partner units, which diluted the Company’s ownership to 88.8%. On October 1, 2003, Davis sold limited partner units, which diluted the Company’s ownership to 97.5%. However, each of Odessa, Jordan Valley, Southeast Texas and Davis continues to fully and unconditionally guarantee the 1999 Notes and 2003 Notes. Prior to these transactions, all of the Company’s subsidiary guarantors were 100% owned.

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

IASIS Healthcare Corporation

Condensed Consolidating Balance Sheet (unaudited)
March 31, 2004
(in thousands)

		Subsidiary Guarantors		Health
	Parent	100%	non-100%	Choice		Condensed
	Issuer	owned	owned (1)	100% owned	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$97,432	$1,363	$—	$—	$98,795
Accounts receivable, net	—	136,155	39,754	—	—	175,909
Inventories	—	19,112	7,395	—	—	26,507
Prepaid expenses and other current assets	—	9,942	3,021	6,113	—	19,076

Total current assets	—	262,641	51,533	6,113	—	320,287
Property and equipment, net	—	337,232	143,731	756	—	481,719
Intercompany	—	(92,634)	36,216	56,418	—	—
Net investment in and advances to subsidiaries	950,784	—	—	—	(950,784)	—
Goodwill	—	208,150	44,054	—	—	252,204
Other assets	15,549	10,195	3,239	12	—	28,995

Total assets	$966,333	$725,584	$278,773	$63,299	$(950,784)	$1,083,205

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$51,064	$11,295	$561	$—	$62,920
Salaries and benefits payable	—	22,219	7,517	747	—	30,483
Accrued interest payable	19,468	—	—	—	—	19,468
Medical claims payable	—	—	—	45,288	—	45,288
Accrued expenses and other current liabilities	—	22,785	1,440	509	—	24,734
Current portion of long-term debt and capital lease obligations	3,500	1,700	4,019	—	(2,862)	6,357

Total current liabilities	22,968	97,768	24,271	47,105	(2,862)	189,250
Long-term debt and capital lease obligations	647,625	5,643	134,588	—	(131,441)	656,415
Other long-term liabilities	—	28,981	—	—	—	28,981
Minority interest	—	12,391	—	—	—	12,391

Total liabilities	670,593	144,783	158,859	47,105	(134,303)	887,037
Stockholders’ equity	295,740	580,801	119,914	16,194	(816,481)	196,168

Total liabilities and stockholders’ equity	$966,333	$725,584	$278,773	$63,299	$(950,784)	$1,083,205

(1)	A Supplemental Condensed Balance Sheet which presents information for the individual non-100% owned subsidiary guarantors is presented below.

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

IASIS Healthcare Corporation

Non-100% Owned
Subsidiary Guarantors

Supplemental Condensed Balance Sheet (unaudited)
March 31, 2004
(in thousands)

					Total Non-
					100% Owned
	Odessa	Jordan	Southeast		Subsidiary
	Regional	Valley	Texas	Davis	Guarantors
Assets
Current assets:
Cash and cash equivalents	$376	$—	$987	$—	$1,363
Accounts receivable, net	7,104	7,650	14,165	10,835	39,754
Inventories	1,229	1,197	3,418	1,551	7,395
Prepaid expenses and other current assets	189	240	1,995	597	3,021

Total current assets	8,898	9,087	20,565	12,983	51,533
Property and equipment, net	24,957	42,364	32,988	43,422	143,731
Intercompany	7,008	(922)	19,942	10,188	36,216
Goodwill	28,827	8,925	—	6,302	44,054
Other assets	903	1,406	585	345	3,239

Total assets	$70,593	$60,860	$74,080	$73,240	$278,773

Liabilities and equity
Current liabilities:
Accounts payable	$2,436	$2,804	$3,349	$2,706	$11,295
Salaries and benefits payable	1,363	1,520	2,704	1,930	7,517
Accrued interest payable	—	—	—	—	—
Medical claims payable	—	—	—	—	—
Accrued expenses and other current liabilities	171	121	310	838	1,440
Current portion of long-term debt and capital lease obligations	1,101	998	754	1,166	4,019

Total current liabilities	5,071	5,443	7,117	6,640	24,271
Long-term debt and capital lease obligations	39,733	31,925	23,272	39,658	134,588

Total liabilities	44,804	37,368	30,389	46,298	158,859
Stockholders’ equity	25,789	23,492	43,691	26,942	119,914

Total liabilities and stockholders’ equity	$70,593	$60,860	$74,080	$73,240	$278,773

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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

IASIS Healthcare Corporation

Condensed Consolidating Statement of Operations
for the Three Months Ended March 31, 2004 (unaudited)
(in thousands)

		Subsidiary Guarantors		Health
	Parent	100%	non-100%	Choice		Condensed
	Issuer	owned	owned (1)	Arizona	Eliminations	Consolidated
Net revenue:
Net acute care revenue	$—	$207,764	$80,784	$—	$(2,335)	$286,213
Premium revenue	—	—	—	69,302	—	69,302

Total net revenue	—	207,764	80,784	69,302	(2,335)	355,515
Costs and expenses:
Salaries and benefits	—	81,044	27,103	2,340	—	110,487
Supplies	—	36,529	9,722	50	—	46,301
Medical claims	—	—	—	60,215	(2,335)	57,880
Other operating expenses	—	42,650	13,244	2,573	—	58,467
Provision for bad debts	—	24,709	7,460	—	—	32,169
Interest, net	14,017	(139)	2,297	—	(2,297)	13,878
Depreciation and amortization	792	13,365	3,046	45	—	17,248
Write-off of debt issue costs	8,850	—	—	—	—	8,850
Management fees	(1,719)	—	1,719	—	—	—
Equity in earnings of affiliates	(31,494)	—	—	—	31,494	—

Total costs and expenses	(9,554)	198,158	64,591	65,223	26,862	345,280
Earnings before gain on sale of assets, minority interest, and income taxes	9,554	9,606	16,193	4,079	(29,197)	10,235
Gain on sale of assets, net		3,602	—	—	—	3,602
Minority interests	—	(1,033)	—	—	—	(1,033)

Earnings before income taxes	9,554	12,175	16,193	4,079	(29,197)	12,804
Income tax expense	—	953	—	—	—	953

Net earnings (loss)	$9,554	$11,222	16,193	$4,079	$(29,197)	$11,851

(1)	A Supplemental Condensed Statement of Operations which presents information for the individual non-100% owned subsidiary guarantors is presented below.

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

IASIS Healthcare Corporation
Non-100% Owned Subsidiary Guarantors

Supplemental Condensed Statement of Operations (unaudited)
for the Three Months Ended March 31, 2004
(in thousands)

					Total Non-100%
	Odessa	Jordan	Southeast	Davis	Owned Subsidiary
	Regional	Valley	Texas	Hospital	Guarantors
Net acute care revenue	$14,555	$15,064	$29,213	$21,952	$80,784
Costs and expenses:
Salaries and benefits	5,500	5,096	9,800	6,707	27,103
Supplies	1,439	1,579	4,041	2,663	9,722
Other operating expenses	2,087	2,108	5,799	3,250	13,244
Provision for bad debts	1,411	1,287	3,350	1,412	7,460
Interest, net	940	747	(313)	923	2,297
Depreciation and amortization	588	618	957	883	3,046
Management fees	323	301	656	439	1,719

Total costs and expenses	12,288	11,736	24,290	16,277	64,591
Earnings before income taxes	2,267	3,328	4,923	5,675	16,193
Income tax expense	—	—	—	—	—

Net earnings	$2,267	$3,328	$4,923	$5,675	$16,193

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

IASIS Healthcare Corporation
Condensed Consolidating Statement of Operations
for the Three Months Ended March 31, 2003 (unaudited)
(in thousands)

		Subsidiary Guarantors
		100%	Non-100%		Condensed
	Parent Issuer	Owned	Owned(1)	Eliminations	Consolidated
Net revenue:
Net acute care revenue	$—	$218,033	$17,769	$(1,625)	234,177
Premium revenue	—	37,259	—	—	37,259

Total net revenue	—	255,292	17,769	(1,625)	271,436
Costs and expenses:
Salaries and benefits	—	88,630	5,523	—	94,153
Supplies	—	35,402	2,366	—	37,768
Medical claims	—	32,723	—	(1,625)	31,098
Other operating expenses	—	44,561	2,630	—	47,191
Provision for bad debts	—	18,799	1,355	—	20,154
Interest, net	12,920	211	1,262	(1,262)	13,131
Depreciation and amortization	839	11,318	525	—	12,682
Write-off of debt issue costs	3,900	—	—	—	3,900
Management fees	(348)	—	348	—	—
Equity in earnings of affiliates	(26,987)	—	—	26,987	—

Total costs and expenses	(9,676)	231,644	14,009	24,100	260,077
Earnings (loss) from operations before minority interests and income taxes	9,676	23,648	3,760	(25,725)	11,359
Minority interests	—	(421)	—	—	(421)

Earnings (loss) from operations before income taxes	9,676	23,227	3,760	(25,725)	10,938
Income tax expense	—	—	—	—	—

Net earnings (loss)	$9,676	$23,227	$3,760	$(25,725)	$10,938

(1)	Odessa Regional.

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

IASIS Healthcare Corporation

Condensed Consolidating Statement of Operations
for the Six Months Ended March 31, 2004 (unaudited)
(in thousands)

		Subsidiary Guarantors		Health
	Parent	100%	Non-100%	Choice		Condensed
	Issuer	owned	owned (1)	Arizona	Eliminations	Consolidated
Net revenue:
Net acute care revenue	$—	$381,046	$159,871	$—	$(5,314)	$535,603
Premium revenue	—	—	—	138,016	—	138,016

Total net revenue	—	381,046	159,871	138,016	(5,314)	673,619
Costs and expenses:
Salaries and benefits	—	152,304	53,086	4,513	—	209,903
Supplies	—	66,898	19,591	91	—	86,580
Medical claims	—	—	—	120,965	(5,314)	115,651
Other operating expenses	—	82,504	26,533	5,257	—	114,294
Provision for bad debts	—	43,361	13,907	—	—	57,268
Interest, net	28,596	(827)	5,205	—	(5,205)	27,769
Depreciation and amortization	1,776	26,305	5,812	86	—	33,979
Write-off of debt issue costs	8,850	—	—	—	—	8,850
Management fees	(3,364)	—	3,364	—	—	—
Equity in earnings of affiliates	(50,722)	—	—	—	50,722	—

Total costs and expenses	(14,864)	370,545	127,498	130,912	40,203	654,294
Earnings before gain on sale of assets, minority interest, and income taxes	14,864	10,501	32,373	7,104	(45,517)	19,325
Gain on sale of assets, net	—	3,753	—	—	—	3,753
Minority interests	—	(2,024)	—	—	—	(2,024)

Earnings before income taxes	14,864	12,230	32,373	7,104	(45,517)	21,054
Income tax expense	—	985	—	—	—	985

Net earnings (loss)	$14,864	$11,245	$32,373	$7,104	$(45,517)	$20,069

(1)	A Supplemental Condensed Statement of Operations which presents information for the individual non-100% owned subsidiary guarantors is presented below.

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

IASIS Healthcare Corporation
Non-100% Owned Subsidiary Guarantors

Supplemental Condensed Statement of Operations (unaudited)
for the Six Months Ended March 31, 2004
(in thousands)

					Total Non-100%
	Odessa	Jordan	Southeast		Owned Subsidiary
	Regional	Valley	Texas	Davis	Guarantors
Net acute care revenue	$30,145	$29,978	$57,171	$42,577	$159,871
Costs and expenses:
Salaries and benefits	10,812	9,812	19,507	12,955	53,086
Supplies	2,979	3,113	8,192	5,307	19,591
Other operating expenses	4,157	4,411	11,577	6,388	26,533
Provision for bad debts	2,704	2,592	6,303	2,308	13,907
Interest, net	1,887	1,372	450	1,496	5,205
Depreciation and amortization	1,168	1,220	1,850	1,574	5,812
Management fees	627	600	1,285	852	3,364

Total costs and expenses	24,334	23,120	49,164	30,880	127,498
Earnings before income taxes.	5,811	6,858	8,007	11,697	32,373
Income tax expense	—	—	—	—	—

Net earnings	$5,811	$6,858	$8,007	$11,697	$32,373

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

IASIS Healthcare Corporation
Condensed Consolidating Statement of Operations
for the Six Months Ended March 31, 2003 (unaudited)
(in thousands)

		Subsidiary Guarantors
		100%	Non-100%		Condensed
	Parent Issuer	Owned	Owned(1)	Eliminations	Consolidated
Net revenue
Net acute care revenue	$—	$421,538	$33,989	$(3,533)	$451,994
Premium revenue	—	74,207	—	—	74,207

Total revenue	—	495,745	33,989	(3,533)	526,201
Costs and expenses:
Salaries and benefits	—	172,113	10,839	—	182,952
Supplies	—	68,656	4,795	—	73,451
Medical claims	—	65,532	—	(3,533)	61,999
Other operating expenses	—	88,528	5,176	—	93,704
Provision for bad debts	—	37,085	2,780	—	39,865
Interest, net	26,166	282	2,517	(2,517)	26,448
Depreciation and amortization	1,952	22,549	1,032	—	25,533
Write-off of debt issue costs	3,900	—	—	—	3,900
Management fees	(662)	—	662	—	—
Equity in earnings of affiliates	(47,269)	—	—	47,269	—

Total costs and expenses	(15,913)	454,745	27,801	41,219	507,852
Earnings (loss) from operations before minority interests and income taxes	15,913	41,000	6,188	(44,752)	18,349
Gain on sale of assets, net	—	780	—	—	780
Minority interests	—	(699)	—	—	(699)

Earnings before income taxes	15,913	41,081	6,188	(44,752)	18,430
Income tax expense	—	—	—	—	—

Net earnings (loss)	$15,913	$41,081	$6,188	$(44,752)	$18,430

(1)	Odessa Regional.

IASIS HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

IASIS Healthcare Corporation
Condensed Consolidating Statement of Cash Flows
for the Six Months Ended March 31, 2004 (unaudited)
(in thousands)

		Subsidiary Guarantors		Health
	Parent	100%	Non-100%	Choice		Condensed
	Issuer	Owned	Owned (1)	Arizona	Eliminations	Consolidated
Cash flows from operating activities
Net earnings (loss)	$14,864	$11,245	$32,373	$7,104	$(45,517)	$20,069
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,776	26,305	5,812	86	—	33,979
Minority interests	—	2,024	—	—	—	2,024
Gain on sale of property and equipment	—	(3,753)	—	—	—	(3,753)
Write-off of debt issue costs	—	8,850	—	—	—	8,850
Equity in earnings of affiliates	(50,722)	—	—	—	50,722	—
Changes in operating assets and liabilities, net of the effect of dispositions:
Accounts receivable	—	(12,201)	(187)	—	—	(12,388)
Establishment of accounts receivable	—	(10,338)	—	—	—	(10,338)
Inventories, prepaid expenses and other current assets	—	(2,282)	(65)	(1,298)	—	(3,645)
Accounts payable and other accrued liabilities	(1,510)	11,233	(949)	19,665	—	28,439

Net cash provided by (used in) operating activities	(35,592)	31,083	36,984	25,557	5,205	63,237

Cash flows from investing activities
Purchases of property and equipment	—	(28,639)	(22,712)	(173)	—	(51,524)
Proceeds from sale of assets	—	14,928	—	—	—	14,928
Cash paid for acquisition	—	(23,032)	—	—	—	(23,032)
Change in other assets	—	(2,084)	323	—	—	(1,761)

Net cash used in investing activities	—	(38,827)	(22,389)	(173)	—	(61,389)

Cash flows from financing activities
Payment of debt and capital leases	—	(1,522)	(1,561)	—	—	(3,083)
Debt financing costs incurred	—	(1,024)	—	—	—	(1,024)
Proceeds from hospital syndication	—	1,801	—	—	—	1,801
Change in intercompany balances with affiliates, net	33,317	7,126	(10,140)	(25,384)	(4,919)	—
Distribution of minority interests	—	—	(1,817)	—	—	(1,817)

Net cash provided by (used in) financing activities	33,317	6,381	(13,518)	(25,384)	(4,919)	(4,123)

Net increase (decrease) in cash and cash equivalents	(2,275)	(1,363)	1,077	—	286	(2,275)
Cash and cash equivalents at beginning of period	101,070	—	286	—	(286)	101,070

Cash and cash equivalents at end of period	$98,795	$(1,363)	$1,363	$—	$—	$98,795

(1)	A Supplemental Condensed Statement of Cash Flows which presents information for the individual non-100% owned subsidiary guarantors is presented below.

IASIS Healthcare Corporation

Supplemental Condensed Consolidating Statement of Cash Flows (unaudited)
for the Six Months Ended March 31, 2004
(in thousands)

					Total Non-100%
	Odessa	Jordan	Southeast		Owned Subsidiary
	Regional	Valley	Texas	Davis	Guarantors
Cash flows from operating activities
Net earnings	$5,811	$6,858	$8,007	$11,697	$32,373
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	1,168	1,220	1,850	1,574	5,812
Changes in operating assets and liabilities:
Accounts receivable	261	(712)	(169)	433	(187)
Inventories, prepaid expenses and other current assets	130	202	(524)	127	(65)
Accounts payable and other accrued liabilities	(425)	276	(1,612)	812	(949)

Net cash provided by operating activities	6,945	7,844	7,552	14,643	36,984

Cash flows from investing activities
Purchase of property and equipment	(2,134)	(6,914)	(9,658)	(4,006)	(22,712)
Change in other assets	(39)	(240)	439	163	323

Net cash used in investing activities	(2,173)	(7,154)	(9,219)	(3,843)	(22,389)

Cash flows from financing activities
Payment of debt and capital leases	(561)	(468)	(355)	(177)	(1,561)
Change in intercompany balances with affiliates, net	(2,609)	(263)	3,362	(10,630)	(10,140)
Distribution of minority interests	(1,226)	(148)	(353)	(90)	(1,817)

Net cash provided by (used in) financing activities	(4,396)	(879)	2,654	(10,897)	(13,518)

Net increase (decrease) in cash and cash equivalents	376	(189)	987	(97)	1,077
Cash and cash equivalents at beginning of period	—	189	—	97	286

Cash and cash equivalents at end of period	$376	$—	$987	$—	$1,363

IASIS Healthcare Corporation
Condensed Consolidating Statement of Cash Flows
for the Six Months Ended March 31, 2003 (unaudited)
(in thousands)

		Subsidiary Guarantors
		100%	Non-100%		Condensed
	Parent Issuer	Owned	Owned (1)	Eliminations	Consolidated
Cash flows from operating activities
Net earnings (loss)	$15,913	$41,081	$6,188	$(44,752)	$18,430
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,952	22,549	1,032	—	25,533
Minority interests	—	699	—	—	699
Gain on sale of property and equipment	—	(780)	—	—	(780)
Write-off of debt issue costs	—	3,900	—	—	3,900
Equity in earnings of affiliates	(47,269)	—	—	47,269	—
Changes in operating assets and liabilities, net of the effect of dispositions:
Accounts receivable	—	520	(1,860)	—	(1,340)
Inventories, prepaid expenses and other current assets	—	(1,466)	550	—	(916)
Accounts payable and other accrued liabilities	1,737	4,817	29	—	6,583

Net cash provided by (used in) operating activities	(27,667)	71,320	5,939	2,517	52,109

Cash flows from investing activities
Purchases of property and equipment	—	(36,000)	(520)	—	(36,520)
Proceeds from sale of property and equipment	—	2,863	—	—	2,863
Change in other assets	—	(1,439)	(293)	—	(1,732)

Net cash used in investing activities	—	(34,576)	(813)	—	(35,389)

Cash flows from financing activities
Proceeds from issuance of common stock	—	2	—	—	2
Proceeds from senior bank debt borrowings	454,100	—	—	—	454,100
Payment of debt and capital leases	(452,821)	(593)	(36)	—	(453,450)
Debt financing costs incurred	(10,600)	—	—	—	(10,600)
Change in intercompany balances with affiliates, net	43,350	(36,143)	(4,690)	(2,517)	—
Distribution of minority interests	—	(10)	(400)	—	(410)

Net cash provided by (used in) financing activities	34,029	(36,744)	(5,126)	(2,517)	(10,358)

Net increase in cash and cash equivalents	6,362	—	—	—	6,362
Cash and cash equivalents at beginning of period	—	—	—	—	—

Cash and cash equivalents at end of period	$6,362	$—	$—	$—	$6,362

(1)	Odessa Regional.

9. Subsequent Events

     As announced on May 5, 2004, the Company has entered into a definitive Agreement and Plan of Merger in which all of the Company’s stock will be acquired through a merger by an entity formed by affiliates of Texas Pacific Group and other investors. Immediately prior to the closing of the merger, the Company will contribute substantially all of its assets and liabilities to a newly-created wholly-owned limited liability company subsidiary of the Company. After giving effect to the merger, the Company will be a holding company which will directly own all of the equity interest in the limited liability company subsidiary. The transaction is subject to regulatory approvals, financing and other customary closing conditions. The Company has received equity and debt commitment letters with respect to the financing necessary to complete the transaction.

     In connection with the transaction described above, the Company commenced a tender offer and consent solicitation relating to all of its 1999 Notes and 2003 Notes. The purchase price offered for each $1,000 principal amount of 1999 Notes and 2003 Notes validly tendered will be based on a fixed spread of 50 basis points over the yield on a specified date of the 1-7/8% U.S. Treasury Note due September 30, 2004 for the 1999 Notes and the 4-5/8% U.S. Treasury Note due May 15, 2006 for the 2003 Notes, plus accrued and unpaid interest up to, but not including, the date of payment for the 1999 Notes and 2003 Notes, in each case less the consent payment described below. In connection with the offer, the Company is also soliciting consents to certain proposed amendments to eliminate substantially all of the restrictive covenants in the indentures governing the 1999 Notes and 2003 Notes in exchange for a consent payment of $30.00 per $1,000 principal amount of 1999 Notes and 2003 Notes. The tender offer and consent solicitation are subject to various conditions, including satisfaction of the conditions to the merger, the receipt of financing and the repayment of all indebtedness under the Company’s 2003 credit facility, and receipt of consents of holders representing a majority in principal amount of each of the outstanding 1999 Notes and 2003 Notes. The merger is conditioned on the satisfaction or waiver of the conditions to the tender offer, the effectiveness of the indenture amendments and the repayment of all indebtedness under the Company’s 2003 credit facility. The merger is expected to be completed by June 30, 2004. However, there can be no assurance that the merger will be completed, or as to the timing of its completion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed and consolidated financial statements, the notes to our unaudited condensed and consolidated financial statements and the other financial information appearing elsewhere in this report. Data for the three months and six months ended March 31, 2004 and 2003 has been derived from our unaudited condensed and consolidated financial statements.

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

Executive Overview

     We are a leading owner and operator of acute care hospitals that develops and operates medium-sized hospitals in high-growth urban and suburban markets. We operate our hospitals with a strong community focus by offering and developing healthcare services to meet the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans. At March 31, 2004, we owned or leased 15 acute care hospitals and one behavioral health hospital, with a total of 2,257 beds in service, located in five regions:

-	Salt Lake City, Utah;

-	Phoenix, Arizona;

-	Tampa-St. Petersburg, Florida;

-	Las Vegas, Nevada; and

-	four cities in Texas, including San Antonio.

We also have an ownership interest in three ambulatory surgery centers and we own and operate a Medicaid managed health plan in Phoenix called Health Choice Arizona, Inc., that serves over 92,000 members.

Impact of Acquisitions

     On January 31, 2004, and effective as of February 1, 2004, we, through a wholly-owned subsidiary, acquired substantially all of the assets of Lake Mead Hospital Medical Center in Las Vegas, Nevada. We acquired the 198-bed hospital from a subsidiary of Tenet Healthcare Corporation. The purchase price was $25.0 million. The net consideration paid, after working capital adjustments and including direct transaction costs, was $23.0 million, which was funded with cash on hand. The final purchase price is subject to net working capital and other purchase price adjustments. The Tenet subsidiary retained the accounts receivable related to the operations of the hospital. The acquisition of Lake Mead Hospital Medical Center was accounted for using the purchase method of accounting. The results of operations of Lake Mead Hospital Medical Center are included in the accompanying condensed consolidated statement of earnings for the three and six months ended March 31, 2004 from the effective date of the acquisition.

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

Sale of Rocky Mountain Medical Center Property

     On February 13, 2004, we closed the sale of our Rocky Mountain Medical Center property in Salt Lake City, Utah. The approximately 23.5-acre property, as well as certain associated equipment, fixtures and other personal property, were acquired by the Board of Education of the Granite School District (of Salt Lake County) for approximately $15.2 million. We recorded a gain on sale of the property during the three months ended March 31, 2004 of $3.6 million.

Revenue/Volume Trends

     Net revenue is comprised of acute care and premium revenue. Net acute care revenue is comprised of net patient service revenue and other revenue. Our acute care facilities have experienced net revenue growth due to changes in patient acuity and favorable pricing trends. Net patient service revenue is reported net of contractual adjustments. The adjustments principally result from differences between the hospitals’ established charges and payment rates under Medicare, Medicaid and various managed care plans. The calculation of appropriate payments from the Medicare and Medicaid programs as well as terms governing agreements with other third-party payors are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount. Premium revenue consists of revenue from Health Choice, while other revenue includes medical office building rental income and other miscellaneous revenue. Health Choice, our Medicaid managed health plan, has experienced significant revenue growth as a result of additional covered lives obtained as part of a new three-year contract between Health Choice and Arizona Health Care Cost Containment System effective October 1, 2003 and the resulting expansion of coverage in five new counties.

     The following table provides the sources of our net patient revenue by payer for the three months ended March 31, 2004 compared to the period ended March 31, 2003.

	Three months ended March 31,
	2004	2003
Medicare	28.5%	28.9%
Medicaid	13.2	11.1
Managed care	43.6	45.6
Self pay	8.8	7.3
Other	5.9	7.1

Total	100.0%	100.0%

     A large percentage of our hospitals’ net patient service revenue consists of fixed payment, discounted sources, including Medicare, Medicaid and managed care organizations. Reimbursement for Medicare and Medicaid services are often fixed regardless of the cost incurred or the level of services provided. We expect patient volumes from Medicare to increase over the long term due to the general aging of the population.

     We continue to experience growth in net revenue during fiscal year 2004. For the three and six month periods ended March 31, 2004, our consolidated net revenue increased $84.1 million, or 31.0%, and $147.7 million, or 28.0%, respectively, over the same prior year periods. Contributing to the growth in net revenue is an increase in net acute care revenue from our hospital operations of $52.0 million and $83.6 million, for the three and six month periods ended March 31, 2004, respectively, which includes net revenue from the recently acquired Lake Mead Hospital Medical Center of $16.0 million. In addition, an increase in net revenue from Health Choice of $32.1 million and $63.8 million for the three and six months periods ended March 31, 2004, respectively, contributed to the increase in consolidated net revenue.

     We have experienced an increase in patient volume at our hospital operations, particularly inpatient volume, which is due to a combination of the acquisition of Lake Mead Hospital Medical Center, population growth in our markets, introduction of new and expanded services at our hospitals and the results of our physician recruiting efforts. However, the growth in same facility net revenue from our hospital operations has been driven primarily by increases in price and acuity. We continue to benefit from managed care contracting strategies and related price increases that were obtained throughout the past year, along with an increase in acuity levels from growth in inpatient surgical volume and other higher acuity product lines. Our same facility net patient revenue per adjusted admission increased 15.1% and 14.1% for the three and six month periods ended March 31, 2004 compared to the same periods last year.

     Health Choice, our managed Medicaid health plan, derives substantially all of its revenue through a contract with the Arizona Health Care Cost Containment System to provide specified health services to qualified Medicaid enrollees through contracts with providers. The contract requires us to provide healthcare services in exchange for fixed periodic payments and supplemental payments from the Arizona Health Care Cost Containment System. Heath Choice entered into a new three-year contract with the Arizona Health Care Cost Containment System effective October 1, 2003. As a result of our new contract, our membership at Health Choice has increased from approximately 70,000 enrollees as of September 30, 2003 to over 92,000 enrollees as of March 31, 2004. The new contract provides the Arizona Health Care Cost Containment System with two one-year renewal options following the initial term. In the event our contract was to be discontinued, our net revenue would be reduced and our profitability would be adversely affected.

Other Trends

     The following paragraphs discuss recent trends that we believe are significant factors in our current and/or future operating results and cash flows. Certain of these trends apply to the entire acute care hospital industry while others may apply to us more specifically. These trends could be short-term in nature or could require long-term attention and resources. While these trends may involve certain factors that are outside of our control, the extent to which these trends affect our hospitals and our ability to manage the impact of these trends play vital roles in our current and future success. In many cases, we are unable to predict what impact these trends, if any, will have on us.

     Growth in Bad Debts Resulting From Increased Self-Pay Volume

     Like others in the hospital industry, we have experienced an increase in our provision for bad debts as a percentage of net revenue. This increase is due in large part to a growth in self-pay volume and revenue resulting primarily from an increase in the number of uninsured patients, along with an increase in the amount of co-pays and deductibles passed on by employers to employees. We continue to seek ways of improving point of service collection efforts and implementing appropriate payment plans with our patients. However, we anticipate that if we continue to experience growth in self-pay volume and revenue, our provision for bad debts will continue to increase and our results of operations could be adversely affected.

     Additional Charity Care and Charges to the Uninsured

     We currently record revenue deductions for patient accounts that meet our guidelines for charity care. Other hospital companies have recently proposed changes to their charity care policies to provide discounts from gross charges to certain patients without qualifying or adequate insurance. We are currently reviewing our charity care and self-pay discounting policies and expect to enact similar changes to such policies later this fiscal year. We do not expect that implementation of such a change will have a material impact on our results of operations.

     Development of Sub-Acute Care Services

     Inpatient care is expanding to include sub-acute care when a less intensive, lower cost level of care is appropriate. We have been proactive in the development of a variety of sub-acute inpatient services to utilize a portion of our available capacity. By offering cost-effective sub-acute services in appropriate circumstances, we are able to provide a continuum of care when the demand for such services exists. We have identified opportunities to expand existing physical rehabilitation units and develop other post-acute services such as long term acute care arrangements within our facilities. The results of our product line analyses confirm that the development and use of such units continues to be economically beneficial.

     Nursing Shortage

     The hospital industry continues to experience a shortage of nurses. This shortage is forecasted to continue. Like other providers in the Phoenix, Arizona region, we have experienced difficulty in retaining and recruiting nurses in that market. We have a comprehensive recruiting and retention plan for nurses that focuses on competitive salaries and benefits as well as employee satisfaction, best practices, tuition assistance, effective training programs and workplace environment. Additionally, we are actively developing programs to recruit qualified nurses from countries outside of the United States. However, should we be unsuccessful in our attempts to maintain nursing coverage adequate for our present and future needs, our future operating results could be adversely affected.

     Decreased State Funding for Medicaid Programs

     Some of the states in which we operate have experienced budget constraints as a result of increased costs and lower than expected tax collections. Health and human services programs, including Medicaid and similar programs, represent a significant portion of state spending. As a response to these budgetary concerns, some states have proposed and other states may propose decreased funding for these programs. If such funding decreases are approved by the states in which we operate, our operating results and cash flows could be adversely affected.

     Increasing Insurance Costs

     Consistent with 2003, our fiscal 2004 self-insured retention for professional and general liability coverage is $5.0 million per claim and $45.0 million in the aggregate. Additionally, the maximum coverage under our insurance policies is unchanged at $75.0 million. The rising cost of professional liability insurance coverage and, in some cases, the lack of availability of such insurance coverage for physicians with privileges at our hospitals, increases our risk of vicarious liability in cases where both our hospital and the uninsured or underinsured physician are named as co-defendants. The cost of insurance has negatively affected operating results and cash flows throughout the healthcare industry due to pricing pressures on insurers and fewer carriers willing to underwrite professional and general liability insurance. For the three and six months period ended March 31, 2004, our insurance expense increased $1.3 million and $2.8 million, respectively, over the prior comparable period. Some states, including some states in which we operate, have recently passed tort reform legislation or are considering such legislation to place limits on non-economic damages. We currently have no information that would lead us to believe that this current trend is temporary in nature, and thus there is no assurance that continued increases in insurance costs will not have a material adverse effect on our future operating results and cash flows.

Critical Accounting Policies

     A summary of significant accounting policies is disclosed in Note 2 to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended September 30, 2003. Our critical accounting policies are further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended September 30, 2003. There have been no changes in the nature of our critical accounting policies or the application of those policies since September 30, 2003.

Selected Operating Data

     The following table sets forth certain unaudited operating data for each of the periods presented:

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2004	2003	2004	2003
Consolidated:
Number of acute care hospitals at end of period	15	14	15	14
Beds in services at end of period(1)	2,257	2,022	2,257	2,022
Average length of stay (days)(2)	4.52	4.56	4.42	4.48
Occupancy rates (average beds in service)	54.1%	54.2%	51.5%	50.8%
Admissions (3)	23,804	21,650	44,873	41,684
Adjusted admissions(4)	37,117	35,229	71,844	69,396
Patient days(5)	107,518	98,677	198,129	186,825
Adjusted patient days(4)	162,221	154,458	305,813	297,760
Outpatient revenue as a % of gross patient revenue	32.3%	35.8%	33.9%	36.9%
Same Facility(6):
Number of acute care hospitals at end of period	14	14	14	14
Beds in service at end of period	2,081	2,022	2,081	2,022
Net acute care revenue	$272.5	$235.8	$524.9	$455.5
Average length of stay (days)(2)	4.50	4.56	4.40	4.48
Occupancy rates (average beds in service)	53.7%	54.2%	51.2%	50.8%
Admissions(3)	22,438	21,650	43,507	41,684
Adjusted admissions(4)	35,405	35,299	70,133	69,396
Patient days (5)	100,919	98,677	191,530	186,825
Adjusted patient days (2)	153,953	154,458	297,545	297,760
Outpatient revenue as a % of gross patient revenue	33.4%	35.8%	34.5%	36.9%

(1)	Includes 85 beds at St. Luke’s Behavioral Hospital.

(2)	Represents the average number of days that a patient stayed in our hospitals.

(3)	Represents the total number of patients admitted to our hospitals’ inpatient units. Management and investors use this number as a general measure of inpatient volume.

(4)	Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions/patient days by multiplying admissions/patient days by gross patient revenue and then dividing that number by gross inpatient revenue.

(5)	Represents the number of days our beds were occupied over the period.

(6)	Excludes Lake Mead Hospital Medical Center acquired on February 1, 2004 with 176 beds in service.

Results of Operations

     The following table presents, for the periods indicated, information expressed as a percentage of net revenue. Such information has been derived from our unaudited condensed and consolidated statements of operations. The results of operations include Health Choice (as well as Lake Mead Hospital Medical Center from February 1, 2004, the effective date of acquisition). See Note 7 to our unaudited condensed and consolidated financial statements for disclosure of our results of operations by segment.

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Net revenue	100.0%	100.0%	100.0%	100.0%
Salaries and benefits	31.1	34.7	31.2	34.8
Supplies	13.0	13.9	12.9	14.0
Medical claims	16.3	11.5	17.2	11.8
Other operating expenses	16.4	17.4	17.0	17.8
Provision for bad debts	9.1	7.4	8.5	7.6
Depreciation and amortization	4.8	4.7	5.0	4.8
Interest, net	3.9	4.8	4.1	5.0
Write-off of debt issue costs	2.5	1.5	1.3	0.7
Gain on sale of assets, net	1.0	—	0.6	0.1
Minority interests	(0.3)	(0.1)	(0.3)	(0.1)

Earnings before income taxes	3.6	4.0	3.1	3.5
Income tax expense	0.3	—	0.1	—

Net earnings	3.3%	4.0%	3.0%	3.5%

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

     Net Revenue – Net revenue for the three months ended March 31, 2004 was $355.5 million, an increase of $84.1 million, or 31.0%, from $271.4 million for the same period in 2003. The increase in net revenue was due to a combination of an increase of $52.0 million in net revenue from hospital operations, which we refer to as our acute care service segment in our financial statements (of which $16.0 million was contributed by Lake Mead Hospital Medical Center), and an increase of $32.1 million in net revenue from Health Choice.

     Before eliminations, net revenue from our hospital operations for the three months ended March 31, 2004 was $288.5 million, an increase of $52.7 million, or 22.3%, from $235.8 million for the same period in 2003. For the three months ended March 31, 2004 and 2003, approximately $2.3 million and $1.6 million, respectively, of net revenue received from Health Choice by hospitals and other healthcare entities owned by us in the Phoenix, Arizona market was eliminated in consolidation. On a same facility basis, excluding the results of Lake Mead Hospital Medical Center, net revenue from our hospital operations increased $36.7 million, or 15.6%, which was primarily driven by an increase in net patient revenue per adjusted admission of 15.1%. The increase in net patient revenue per adjusted admission resulted from a combination of increased acuity and price increases in our hospital operations.

     Net revenue from Health Choice was $69.3 million for the three months ended March 31, 2004, an increase of $32.1 million, or 85.8%, from $37.2 million for the same period in 2003. Covered lives under this prepaid Medicaid plan have increased 52.0% to 92,598 at March 31, 2004 from 60,933 at March 31, 2003. The increase in covered lives has positively impacted Health Choice’s net revenue for the three months ended March 31, 2004 compared to the same period in 2003. Our growth in covered lives is due primarily to a new three-year contract between Health Choice and Arizona Health Care Cost Containment System effective October 1, 2003 and the resulting expansion of coverage in five new counties.

     Salaries and benefits - Salaries and benefits expense from our hospital operations for the quarter ended March 31, 2004 was $108.1 million or 38.0%, of acute care net revenue, compared to $92.5 million, or 39.2%, for the quarter ended March 31, 2003. On a same facility basis, excluding the results of Lake Mead Hospital Medical

Center, salaries and benefits expense was 37.5% of acute care net revenue for the quarter ended March 31, 2004. The 1.7% decrease as a percentage of acute care net revenue on a same facility basis resulted from improved labor productivity through daily monitoring of staffing levels and leveraging of growth in volume and net revenue during the current period, as well as a reduction in contract labor utilization. Contract labor, a component of salaries and benefits expense, decreased 1.2% on a same facility basis as a percentage of acute care net revenue, for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003 as a result of our operational focus on managing the utilization of contract nursing services. Nevertheless, we continue to experience a high level of contract labor utilization in our Arizona market as a result of continued volume growth and increases in acuity levels. Benefits expense from our same facility operations increased by approximately $3.4 million. As a percentage of acute care net revenue, benefits expense was comparable to the prior year period. We implemented changes to our employee healthcare benefit program effective January 1, 2004 in response to the increase in the cost of healthcare benefits in fiscal 2003.

     Supplies – Supplies expense from our hospital operations for the quarter ended March 31, 2004 was $46.3 million, or 16.0% of acute care net revenue, compared to $37.7 million, or 16.0%, for the quarter ended March 31, 2003. On a same facility basis, supplies expense was 15.9% of acute care net revenue for the quarter ended March 31, 2004.

     Medical claims – Medical claims before eliminations for Health Choice increased $27.5 million to $60.2 million for the quarter ended March 31, 2004 compared to $32.7 million for the quarter ended March 31, 2003. Medical claims as a percentage of premium revenue were 86.9% for the three months ended March 31, 2003 and 87.8% for the same period last year. The increase in medical claims expense is the result of an increase in enrollment from 60,933 members at March 31, 2003 to 92,598 members at March 31, 2004. For the quarters ended March 31, 2004 and 2003, approximately $2.3 million and $1.6 million, respectively, of medical claims paid to our hospitals was eliminated in consolidation. Medical claims represents the amounts paid by Health Choice for healthcare services provided to its members.

     Other operating expenses – Other operating expenses from our hospital operations for the quarter ended March 31, 2004 was $55.9 million, or 19.4% of acute care net revenue, compared to $46.5 million, or 19.7%, for the quarter ended March 31, 2003. On a same facility basis, other operating expenses were 19.7% of acute care net revenue for the quarter ended March 31, 2004. Insurance expense increased by approximately $1.1 million on a same facility basis for the quarter ended March 31, 2004, compared to the prior quarter ended March 31, 2003. We expect our other operating expenses to continue to be negatively impacted for the near term by these insurance expense increases as a result of continued cost pressures on the professional liability insurance market. Additionally, same facility physician recruiting expense and marketing expense increased by $655,000 and $895,000, respectively, for the quarter ended March 31, 2004, compared to the prior fiscal quarter. Other operating expenses for our Health Choice segment increased $1.9 million from $700,000 at March 31, 2003 to $2.6 million at March 31, 2004 primarily as the result of a new premium tax which was implemented by the Arizona Health Care Cost Containment System effective October 1, 2003. The premium tax for the current quarter equaled $1.4 million and is offset by a corresponding increase in the premium revenue paid by the Arizona Health Care Cost Containment System to Health Choice.

     Provision for bad debts — Provision for bad debts for our hospital operations for the quarter ended March 31, 2004 was $32.2 million, or 11.2% of acute care net revenue, compared to $20.2 million, or 8.6%, for the quarter ended March 31, 2003. On a same facility basis, the provision for bad debts was $27.9 million, or 10.2% of acute care net revenue for the quarter ended March 31, 2004. The 1.6% increase as a percentage of acute care net revenue on a same facility basis was due primarily to growth in self-pay revenue resulting from an increase in the number of uninsured and underinsured patients. Additionally, the provision for bad debts has been negatively affected by an increase in the amount of co-pays and deductibles passed on by employers to employees.

     Depreciation and amortization - The $4.5 million increase in depreciation and amortization expense from $12.7 million for the quarter ended March 31, 2003 to $17.2 million for the same period in 2004 was primarily the result of the acceleration of depreciation on two of our facilities in anticipation of consolidating these hospitals’ operations into a new hospital in the Port Arthur, Texas area by mid-2005. This resulted in $3.2 million of additional depreciation in the quarter ended March 31, 2004 as compared to same quarter in the prior year. The remaining change in depreciation expense for the 2004 quarter is the result of incremental depreciation expense on Lake Mead and other additions to property and equipment during fiscal years 2003 and 2004. These additions are the result of the implementation of our operating strategy, to make substantial investments in our existing facilities.

     Interest, net - The $800,000 increase in interest expense, net of interest income, from $13.1 million for the quarter ended March 31, 2003 to $13.9 million for the same period in 2004 was due to additional interest expense incurred on our 81/2% senior subordinated notes issued in June 2003, offset by a decline in interest rates. Borrowings under our bank credit facility bear interest at variable rates. The weighted average interest rate of outstanding borrowings under the bank credit facility was approximately 4.8% for the quarter ended March 31, 2004 compared to 5.6% for the quarter ended March 31, 2003.

     Minority interests – Minority interests increased $612,000 to $1.0 million for the three months ended March 31, 2004 compared to $421,000 for the quarter ended March 31, 2003. Minority interests represent the third party portion of earnings of our non-wholly owned subsidiaries included in our consolidated statements of operations. The increase in minority interests relates primarily to our syndication of four of our hospital subsidiaries during fiscal 2003 and the first quarter of fiscal 2004, pursuant to which each subsidiary sold limited partnership units to third party investors.

     Income tax expense - We recorded a provision for state income taxes for the quarter ended March 31, 2004 of $953,000. We recorded no provision for federal income taxes for the quarter ended March 31, 2003, and no provision for federal or state income taxes for the same period in 2002 due to the use of deferred tax assets that were previously reserved with a valuation allowance.

     Net earnings – Net earnings increased from $10.9 million for the quarter ended March 31, 2003 to $11.9 million for the quarter ended March 31, 2004. Net earnings for the three months ended March 31, 2004 includes a $3.6 million gain on sale of our Rocky Mountain Medical Center property and $8.9 million in write-off of deferred financing costs.

Six Months Ended March 31, 2004 compared to Six Months Ended March 31, 2003

     Net Revenue — Net revenue for the six months ended March 31, 2004 was $673.6 million, an increase of $147.7 million, or 28.0%, from $526.2 million for same period in 2003. The increase in net revenue was due to a combination of an increase of $83.6 million in net revenue from hospital operations, which we refer to as our acute care service segment in our financial statements (of which $16.0 million was contributed by Lake Mead Hospital Medical Center, which we acquired effective February 1, 2004), and an increase of $63.8 million in net revenue from Health Choice.

     Before eliminations, net revenue from our hospital operations for the six months ended March 31, 2004 was $540.9 million, up $85.4 million, or 18.7%, from $455.5 million for the same period in 2003. For the six months ended March 31, 2004 and 2003, approximately $5.3 million and $3.5 million, respectively, of net revenue received from Health Choice by hospitals and other healthcare entities owned by us was eliminated in consolidation. On a same facility basis, net revenue from our hospital operations increased $69.4 million, or 15.2%, which was primarily driven by an increase in patient revenue per adjusted admission of 14.1% due to a combination of increased acuity and price increases in our hospital operations.

     Net revenue from Health Choice was $138.0 million for the six months ended March 31, 2004, an increase of $63.8 million, or 86.0%, from $74.2 million for the same period in 2003. Covered lives under this prepaid Medicaid plan have increased 52.0% to 92,598 at March 31, 2004 from 60,933 at March 31, 2003. The increase in covered lives has positively impacted Health Choice’s net revenue for the six months ended March 31, 2004 compared to the same period in 2003. Our growth in covered lives is due primarily to a new three-year contract between Health Choice and Arizona Health Care Cost Containment System effective October 1, 2003 and the resulting expansion of coverage in five new counties.

     Salaries and benefits – Salaries and benefits expense from our hospital operations for the six months ended March 31, 2004 was $205.4 million or 38.0%, of acute care net revenue, compared to $179.7 million, or 39.5%, for the six months ended March 31, 2003. On a same facility basis, salaries and benefits expense as a percentage of acute care net revenue was also 38.0% for the six months ended March 31, 2004. The 1.5% decrease as a percentage of acute care net revenue on a same facility basis resulted from improved labor productivity through daily monitoring of staffing levels and leveraging of growth in volume and net revenue during the current period, as well as a reduction in contract labor utilization. Contract labor, a component of salaries and benefits expense, decreased 0.7% on a same facility basis as a percentage of acute care net revenue, for the six months ended March 31, 2004 compared to the six months ended March 31, 2003 as a result of our operational focus on managing the utilization of contract nursing services. Nevertheless, we continue to experience a high level of contract labor utilization in our Arizona market as a result of continued volume growth and increases in acuity levels. Benefits expense from our same facility hospital operations increased by approximately $5.9 million, or 0.1% as a percentage of acute care net revenue, for the six months ended March 31, 2004 compared to the same period in 2003 due primarily to the increased cost and utilization of healthcare benefits for employees. We implemented changes to our employee healthcare benefit program effective January 1, 2004 in response to the increase in the cost of healthcare benefits in fiscal 2003.

     Supplies – Supplies expense from our hospital operations for the six months ended March 31, 2004 was $86.5 million, or 16.0% of acute care net revenue, compared to $73.2 million, or 16.1%, for the six months ended March 31, 2003. On a same facility basis, supplies expenses was 15.9% of acute care net revenue for the six months ended March 31, 2004.

     Medical claims – Medical claims before eliminations for Health Choice increased $55.5 million to $121.0 million for the six months ended March 31, 2004 compared to $65.5 million for the six months ended March 31, 2003. Medical claims as a percentage of premium revenue were 87.6% for the six months ended March 31, 2004 and 88.3% for the same period last year. The increase in medical claims expense is the result of an increase in enrollment from 60,933 members at March 31, 2003 to 92,598 members at March 31, 2004. For the six months ended March 31, 2004 and 2003, approximately $5.3 million and $3.5 million, respectively, of medical claims paid to our hospitals was eliminated in consolidation. Medical claims represents the amounts paid by Health Choice for healthcare services provided to its members.

     Other operating expenses – Other operating expenses from our hospital operations for the six months ended March 31, 2004 was $109.0 million, or 20.2% of acute care net revenue, compared to $92.4 million, or 20.3%, for the six months ended March 31, 2003. On a same facility basis, other operating expenses were 20.4% of acute care net revenue for the six months ended March 31, 2004. The 0.1% increase as a percentage of acute care net revenue on a same facility basis was primarily a result of increases in insurance expense, marketing, physician recruiting costs and repairs and maintenance expense, offset in part by a $1.0 million reduction in lease expense at one of our leased hospitals. Insurance expense increased by approximately $2.5 million on a same facility basis for the six months ended March 31, 2004 compared to the six month period ended March 31, 2003. We expect our other operating expenses to continue to be negatively impacted for the near term by these insurance expense increases as a result of continued cost pressures on the professional liability insurance market. Additionally, same facility physician recruiting expense, repairs and maintenance expense, and marketing expense increased by $1.7 million, $1.8 million and $1.5 million, respectively, for the six months ended March 31, 2004 compared to the six months ended March 31, 2003. The $3.4 million increase in other operating expenses for our Health Choice segment from $1.9 million at March 31, 2003 to $5.3 million at March 31, 2004 was primarily the result of a new premium tax which was implemented by the Arizona Health Care Cost Containment System effective October 1, 2003. The premium tax for the six months ended March 31, 2004 equaled $2.8 million and is offset by a corresponding increase in the premium revenue paid by the Arizona Health Care Cost Containment System to Health Choice.

     Provision for bad debts - Provision for bad debts for our hospital operations for the six months ended March 31, 2004 was $57.3 million, or 10.6% of acute care net revenue, compared to $39.9 million, or 8.8%, for the six months ended March 31, 2004. On a same facility basis, the provision for bad debts was $53.0 million, or 10.1% of acute care net revenue for the six months ended March 31, 2004. The 1.3% increase on a same facility basis as a percentage of acute care net revenue was due primarily to growth in self-pay revenue resulting from an increase in the number of uninsured and underinsured patients. Additionally, the provision for bad debts has been negatively affected by an increase in the amount of co-pays and deductibles passed on by employers to employees.

     Depreciation and amortization - The $8.5 million increase in depreciation and amortization expense from $25.5 million for the six months ended March 31, 2003 to $34.0 million for the same period in 2004 was primarily the result of the acceleration of depreciation on two of our facilities in anticipation of consolidating these hospitals’ operations into a new hospital in the Port Arthur, Texas area by mid-2005. This resulted in $6.4 million of additional depreciation in the six months ended March 31, 2004 as compared to same six months in the prior year. The remaining change in depreciation expense for the six months ended March 31, 2004 is the result of incremental depreciation expense on Lake Mead and other additions to property and equipment during fiscal years 2003 and 2004. These additions are the result of the implementation of our operating strategy, pursuant to which we have made substantial investments in our existing facilities.

     Interest, net - The $1.4 million increase in interest expense, net of interest income, from $26.4 million for the six months ended March 31, 2003 to $27.8 million for the same period in 2004 was due to additional interest expense incurred on our 81/2% senior subordinated notes issued in June 2003, offset by a decline in interest rates. Borrowings under our bank credit facility bear interest at variable rates. The weighted average interest rate of outstanding borrowings under the bank credit facility was approximately 5.1% for the six months ended March 31, 2004 compared to 5.8% for the six months ended March 31, 2003.

     Minority interests – Minority interests increased $1.3 million to $2.0 million in for the six months ended March 31, 2004 compared to $700,000 for the same prior year period. Minority interests represent the third party portion of earnings of our non-wholly owned subsidiaries included in our consolidated statements of operations. The increase in minority interests relates primarily to our successful syndication of four of our hospital subsidiaries during fiscal 2003 and the first three months of fiscal 2004, pursuant to which each subsidiary sold limited partnership units to third party investors.

     Income tax expense - We recorded a provision for state income taxes for the six months ended March 31, 2004 of $985,000. We recorded no provision for federal income taxes for the six months ended March 31, 2003, and no provision for federal or state income taxes for the same period in 2002 due to the use of deferred tax assets that were previously reserved with a valuation allowance.

     Net earnings – Net earnings increased from $18.4 million for the six months ended March 31, 2003 to $20.1 million for the six months ended March 31, 2004. Net earnings for the six months ended March 31, 2004 includes a $3.6 million gain on sale of our Rocky Mountain Medical Center property and $8.9 million in write-off of deferred financing costs.

Liquidity and Capital Resources

     Our primary sources of liquidity are cash flow provided by our operations, available cash on hand and our revolving credit facility. At March 31, 2004, we had $131.0 million in net working capital, compared to $148.3 million at September 30, 2003, a decrease of $17.3 million. We generated cash from operating activities of $63.2 million during the six months ended March 31, 2004, compared to $52.1 million during the six months ended March 31, 2003. Net accounts receivable increased $22.7 million (including $10.3 million in the establishment of Lake Mead Hospital Medical Center accounts receivable) from $153.2 million at September 30, 2003 to $175.9 million at March 31, 2004. We anticipate additional cash for establishment of accounts receivable at Lake Mead Hospital Medical Center will be $4.0 to $5.0 million. We are in the process of integrating the operations of Lake Mead Hospital Medical Center. Our integration procedures, which include the conversion of patient accounting and other key information systems, could cause interruption of the hospital’s business activities resulting in additional working capital investment and other costs over the near term. Excluding third-party settlement receivables, our days of net revenue outstanding at March 31, 2004 and September 30, 2003 were 56.

     Investing activities used $61.4 million during the six months ended March 31, 2004. During the quarter ended March 31, 2004, we paid $23.0 million for the acquisition of Lake Mead Hospital Medical Center , including direct transaction costs. Capital expenditures for the six months ended March 31, 2004, were approximately $51.5 million. Additionally, we received $14.9 million in net proceeds from the sale of the Rocky Mountain Medical Center property. Our growth strategy requires significant capital expenditures during the year ending September 30, 2004 and future years. We expect our capital expenditures for the remainder of fiscal 2004 to be approximately $103.5 million to $113.5 million, including $34.0 million to $39.0 million of construction and other project-related costs for our new Port Arthur, Texas hospital, $26.5 million for the renovation and expansion of certain of our other existing facilities, $30.0 million to $38.0 million for new equipment at our facilities, (including $5.0 million to $8.0 million for equipment at Lake Mead Hospital Medical Center), and $7.5 million in information systems. We plan to open the new facility in Port Arthur by mid-2005. The total cost to build the new hospital is currently estimated to be approximately $90.0 million. At March 31, 2004, we had construction and other various projects in progress with an estimated cost to complete and equip of approximately $126.7 million. As a part of our overall commitment to an integrated information systems strategy and the continued importance of improving the quality of care that we provide to our patients, we have decided to implement an advanced clinical information system in our hospitals. In order to accomplish these objectives, during the quarter ended March 31, 2004, we entered into a four-year agreement with an information systems vendor to provide clinical information technology products and services at our hospitals. These systems will also allow us to comply with recent initiatives approved by the American Hospital Association and the Centers for Medicare and Medicaid Services requiring healthcare providers to measure and report quality of care and patient outcomes. Under the terms of the first year of the agreement, we expect to spend approximately $7.2 million in hardware and software related costs. We plan to finance our proposed capital expenditures, including the construction of the new hospital, with net proceeds from the June 2003 issuance of our 81/2% senior subordinated notes, cash generated from operations, borrowings under our revolving credit facility, real estate financing and other capital sources that become available. In the event that we consummate the merger and the related transactions described in the “Subsequent Events” section below, we anticipate that we would finance our proposed capital expenditures with net proceeds from a new issuance of senior subordinated notes or bridge loan and borrowings under a new credit facility, as well as with cash generated from operations, real estate financing and other capital sources that may become available.

     Financing activities used net cash of $4.1 million during the six months ended March 31, 2004. During the six months ended March 31, 2004, we repaid $1.8 million pursuant to the terms of our bank credit facility and repaid capital lease obligations of $1.3 million. During the next twelve months, we are required to repay $3.5 million in principal under our bank credit facility and $2.8 million under our capital lease obligations.

     Our bank credit facility was amended on February 9, 2004 to, among other things, reduce the applicable margin on the term loans by 150 basis points and increase the annual capital expenditure limitations beginning in fiscal year 2005. In connection with this amendment, we wrote off approximately $8.9 million of deferred financing costs and incurred $1.0 million in new debt financing costs.

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

     The credit facility requires that we comply with various other financial ratios and tests and contains covenants limiting our ability to, among other things, incur debt, engage in acquisitions or mergers, sell assets, make investments or capital expenditures, make distributions or stock repurchases and pay dividends. Covenants under the credit facility include the following ratios:

March 31,
2004
Actual Total Leverage Ratio	3.38
Maximum Total Leverage Ratio	5.00
Actual Senior Total Leverage	1.40
Maximum Senior Leverage Ratio	3.25
Actual Interest Coverage Ratio	2.91
Minimum Interest Coverage Ratio	2.00

     Failure to comply with these ratios would constitute an event of default under the credit facility, thereby accelerating all amounts outstanding under the term B loan and revolving credit facility, including all accrued interest thereon, as due and payable upon demand by the lenders. In addition, the occurrence of an event of default under the credit facility would constitute an event of default under the indentures governing our 13% and 81/2% senior subordinated notes. Such an event would have material adverse effect on our liquidity and financial condition.

     At March 31, 2004, our bank credit facility consisted of a $321.1 million term B loan and a $125 million revolving credit facility. No amounts were outstanding under our revolving credit facility. The revolving credit facility includes a $75.0 million sub-limit for letters of credit that may be issued by us and, at March 31, 2004, we had issued $36.7 million in letters of credit. We also pay a commitment fee equal to 0.5% of the average daily amount available under the new revolving credit facility. At May 10, 2004, we had no amounts under our new revolving credit facility and had issued $36.7 million in letters of credit, resulting in remaining availability under the revolving credit facility of $88.3 million.

     On August 18, 2000, a complaint was filed on behalf of Rocky Mountain Medical Center, Plaintiff, against St. Mark’s Hospital, defendant, in Salt Lake City, Utah, alleging exclusionary contracting practices constituting, among other things, a group boycott under the Utah Antitrust Act. On February 26, 2004, the court held a hearing for Defendant’s Motion for Summary Judgment and, on February 27, 2004, the court granted

Defendant’s motion for summary judgment. Rocky Mountain has appealed this decision to the Utah Court of Appeals. We expect to incur additional fees and costs related to this civil action during the appeals process, and, if successful on appeal, in connection with the eventual jury trial.

     As of March 31, 2004, we provided a performance guaranty in the form of a letter of credit in the amount of $20.6 million for the benefit of the Arizona Health Care Cost Containment System to support our obligations under the Health Choice contract to provide and pay for healthcare services. Additionally, Health Choice maintains a cash balance of $5 million and an intercompany demand note with the Company. The amount of the performance guaranty is based upon the membership in the plan and the related capitation revenue paid to us.

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

Subsequent Events

     As announced on May 5, 2004, we have entered into a definitive Agreement and Plan of Merger in which all of our stock will be acquired through a merger by an entity formed by affiliates of Texas Pacific Group and other investors. Immediately prior to the closing of the merger, we will contribute substantially all of our assets and liabilities to a newly-created wholly-owned limited liability company subsidiary. After giving effect to the merger, we will be a holding company which will directly own all of the equity interest in the limited liability company subsidiary. The transaction is subject to regulatory approvals, financing and other customary closing conditions. We have received equity and debt commitment letters with respect to the financing necessary to complete the transaction.

     In connection with the transaction described above, we commenced a tender offer and consent solicitation relating to all of our 13% senior subordinated notes due 2009 and 8½% senior subordinated notes due 2009. The purchase price offered for each $1,000 principal amount of the 13% senior subordinated notes and 8½% senior subordinated notes validly tendered will be based on a fixed spread of 50 basis points over the yield on a specified date of the 1-7/8% U.S. Treasury Note due September 30, 2004 for the 13% senior subordinated notes and the 4-5/8% U.S. Treasury Note due May 15, 2006 for the 8½% senior subordinated notes, plus accrued and unpaid interest up to, but not including, the date of payment for the 13% senior subordinated notes and 8½% senior subordinated notes, in each case less the consent payment described below. In connection with the offer, we are also soliciting consents to certain proposed amendments to eliminate substantially all of the restrictive covenants in the indentures governing the 13% senior subordinated notes and 8½% senior subordinated notes in exchange for a consent payment of $30.00 per $1,000 principal amount of 13% senior subordinated notes and 8½% senior subordinated notes. The tender offer and consent solicitation are subject to various conditions, including satisfaction of the conditions to the merger, the receipt of financing and the repayment of all indebtedness under our 2003 credit facility, and receipt of consents of holders representing a majority in principal amount of each of the outstanding 13% senior subordinated notes and 8½% senior subordinated notes.

     The merger is conditioned on the satisfaction or waiver of the conditions to the tender offer, the effectiveness of the indenture amendments and the repayments of all indebtedness under our 2003 credit facility. The merger is expected to be completed by June 30, 2004. However, there can be no assurance that the merger will be completed, or as to the timing of its completion.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     During the six months ended March 31, 2004, there were no material changes to our quantitative and qualitative disclosures about the market risk associated with financial instruments as described in our Annual Report on Form 10-K for the year ended September 30, 2003. At March 31, 2004, the fair market value of our outstanding 13% and 8½% senior subordinated notes was $362.3 million, based upon quoted market prices as of that date.

Item 4. Controls and Procedures

     Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2004. Based on this evaluation, the principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports.

     There were no changes in our internal control over financial reporting that occurred during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

     On August 18, 2000, a complaint was filed on behalf of Rocky Mountain Medical Center, Plaintiff, against St. Mark’s Hospital, defendant, in Salt Lake City, Utah, alleging exclusionary contracting practices constituting, among other things, a group boycott under the Utah Antitrust Act. On February 26, 2004, the court held a hearing for Defendant’s Motion for Summary Judgment and, on February 27, 2004, the court granted Defendant’s motion for summary judgment. Rocky Mountain has appealed this decision to the Utah Court of Appeals. We except to incur additional fees and costs related to this civil action during the appeals process, and, if successful on appeal, in connection with the eventual jury trial.

Item 6. Exhibits and Reports on Form 8-K

(a)	List of Exhibits:

2.1	Agreement and Plan of Merger dated as of May 4, 2004, by and among IASIS Investment LLC, Titan Acquisition Corporation, and IASIS Healthcare Corporation *

2.2	Indemnification Agreement dated as of May 4, 2004, by and among IASIS Investment LLC, IASIS Healthcare Corporation, and the stockholders and option holders of IASIS Healthcare Corporation listed on the signature pages thereof*

4.1	Supplemental Indenture, dated as of January 23, 2004, among Lake Mead Hospital, Inc., as Guaranteeing Subsidiary, and The Bank of New York, as Trustee (13% Senior Subordinated Notes)

4.2	Supplemental Indenture, dated as of January 23, 2004, among Lake Mead Hospital, Inc., as Guaranteeing Subsidiary, and The Bank of New York, as Trustee (8½% Senior Subordinated Notes)

10.1	Information System Agreement, dated February 23, 2000, between McKesson Information Solutions LLC and IASIS Healthcare Corporation, as amended**

10.2	Joinder Agreement, dated as of January 23, 2004, by and between Lake Mead Hospital, Inc. and Bank of America, N.A., as Administrative Agent and Collateral Agent

31.1	Certification of Principal Executive Officer Pursuant to Rule 15d–14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.1	Odessa Regional Hospital, LP Financial Statements

99.2	Jordan Valley Hospital, LP Financial Statements

99.3	The Medical Center of Southeast Texas, LP Financial Statements

99.4	Davis Hospital & Medical Center, LP Financial Statements

*	Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Commission upon request.

**	Portions of this exhibit have been omitted and are subject to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

(b)	Reports on Form 8-K:

On January 13, 2004, the Company filed a Current Report on Form 8-K to report that it had issued a press release announcing the signing of a definitive agreement to sell its Rocky Mountain Medical Center property in Sale Lake City, Utah.

On January 20, 2004, the Company filed a Current Report on Form 8-K to report that it had issued a press release announcing the signing of a definitive agreement to acquire the assets related to the operation of Lake Mead Hospital Medical Center in Las Vegas, Nevada.

On January 30, 2004, the Company filed a Current Report on Form 8-K to report that it had issued a press release announcing its earnings for the first fiscal quarter ended December 31, 2003.

On February 2, 2004, the Company filed a Current Report on Form 8-K to report that it had acquired the assets related to the operation of Lake Mead Hospital Medical Center in Las Vegas, Nevada.

On February 10, 2004, the Company filed a Current Report on Form 8-K to report that it had issued a press release announcing the amendment of its senior bank credit facility.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IASIS HEALTHCARE CORPORATION

Date: May 10, 2004	By:	/s/ W. Carl Whitmer

W. Carl Whitmer, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated as of May 4, 2004, by and among IASIS Investment LLC, Titan Acquisition Corporation, and IASIS Healthcare Corporation *

2.2	Indemnification Agreement dated as of May 4, 2004, by and among IASIS Investment LLC, IASIS Healthcare Corporation, and the stockholders and option holders of IASIS Healthcare Corporation listed on the signatures pages thereof*

4.1	Supplemental Indenture, dated as of January 23, 2004, among Lake Mead Hospital, Inc., as Guaranteeing Subsidiary, and The Bank of New York, as Trustee (13% Senior Subordinated Notes)

4.2	Supplemental Indenture, dated as of January 23, 2004, among Lake Mead Hospital, Inc., as Guaranteeing Subsidiary, and The Bank of New York, as Trustee (8½% Senior Subordinated Notes)

10.1	Information System Agreement, dated February 23, 2000, between McKesson Information Solutions LLC and IASIS Healthcare Corporation, as amended**

10.2	Joinder Agreement, dated as of January 23, 2004, by and between Lake Mead Hospital, Inc. and Bank of America, N.A., as Administrative Agent and Collateral Agent

31.1	Certification of Principal Executive Officer Pursuant to Rule 15d–14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.1	Odessa Regional Hospital, LP Financial Statements

99.2	Jordan Valley Hospital, LP Financial Statements

99.3	The Medical Center of Southeast Texas, LP Financial Statements

99.4	Davis Hospital & Medical Center, LP Financial Statements

*	Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Commission upon request.

**	Portions of this exhibit have been omitted and are subject to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.